Form 10-K
MEM CO INC
filed 1995-03-31
CIK 64807

FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C.  20549


(Mark one)
     (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1994

     ( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________ .

Commission File Number 1-5292

                               MEM COMPANY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            NEW YORK                            13-5546930
-------------------------------             -------------------
(State or other jurisdiction of             (I. R. S. Employer
incorporation or organization)               Identification No.)

       UNION STREET EXTENSION
       NORTHVALE, NEW JERSEY                     07647
---------------------------------------        ----------
(Address of principal executive offices         Zip Code

Registrant's telephone number, including area code:  (201) 767-0100

Securities registered pursuant to Section 12 (b) of the Act:

                                      Name of each exchange
     Title of each class               on which registered
     -------------------              ----------------------
 Common stock, $.05 par value        American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

                                NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES  X              NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

There were 2,580,184 shares of the Registrant's Common Stock outstanding at March 15, 1995. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the American Stock Exchange as reported in The Wall Street Journal) on March 15, 1995 was $2,584,890.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, have been incorporated herein by reference:

(i) portions of the Registrant's definitive proxy statement to be furnished in connection with its Annual Meeting of Shareholders to be held April 27, 1995 (the "Definitive Proxy Statement") have been incorporated by reference in Part III hereof.

                                     PART I

Item 1.  Business

      (a)  General Development of Business

      MEM Company, Inc. (the "Company" or the "Registrant") was incorporated in 1948 under the laws of the State of New York. The business of the Company principally consists of manufacturing, selling and distributing a diversified line of toiletries in several fragrance groups. These are marketed under the nationally advertised trademarks English Leather(R), Heaven Sent(R), LOVE'S(R) and Tinkerbell(R). The Company also markets Acqua di Selva(R), a premium priced imported line of men's toiletries, through a subsidiary.

      In May 1994, the Company acquired the trademark and inventories relating to the British Sterling(R) fragrance line of men's products. In mid 1994, the Company introduced the Timberline(R) fragrance line for young men in the "Generation X" category. In the women's product category, the Company began marketing its Heaven Sent Vanilla line and also introduced the Love's Frenzy(R) and Love's Clean & Natural product lines.

      The Company manufactures and markets Heaven Sent(R), a line of women's fragrance items, in the United States and Canada and owns the distribution rights in Puerto Rico and elsewhere in the Western Hemisphere. The Company also manufactures and distributes, under the trademark LOVE'S(R), a line of toiletries, cosmetics and accessories for teenage girls which are distributed through franchised dealers consisting primarily of chain and independent drug stores, mass merchandisers and department stores in the United States and Canada.

      Tom Fields, Ltd. ("Tom Fields"), operates as a division of the Company. Tom Fields manufactures and markets a line of children's cosmetics and accessories principally under the trademark Tinkerbell(R). A subsidiary, Tom Fields (U.K.) Ltd., markets this line of children's products in the United Kingdom and in Europe.

      The principal market for all of the above products is the United States. With the exception of the new brands acquired or introduced in 1994, no significant change occurred during the fiscal year 1994 in kinds of products, markets or methods of distribution.

      (b)  Financial Information About Industry Segments

      The  Company  operates  in  one  industry  segment:   the  production  and
distribution of toiletries and accessories for men, women and children.

      Consolidated financial information relating to product lines, domestic and foreign operations and export sales for the years ended December 31 is as follows ($000 omitted):

------------------------------------------------------------
                                   1994      1993      1992
------------------------------------------------------------
Sales by product lines:
  English Leather and
  other men's                    $29,484   $17,287   $18,348
  Women's                         12,623    11,171    13,188
  Tinkerbell                      10,987     9,996    13,215
                                 -------   -------   -------
                                 $53,094   $38,454   $44,751
                                 =======   =======   =======

Sales to unaffiliated
customers:
  United States                  $46,029   $31,798   $36,650
  Canada                           2,894     2,709     3,684
  United Kingdom                   3,144     2,502     2,729
  Export sales to other
  countries                        1,027     1,445     1,688
                                 -------   -------   -------
                                 $53,094   $38,454   $44,751
                                 =======   =======   =======

Income (loss) before
interest & taxes:
  United States                  $  (169)  $(1,665)  $(3,557)
  Canada                             (15)     (316)        5
  United Kingdom                     (32)     (100)     (226)
                                 -------   -------   -------
                                 $  (216)  $(2,081)  $ 3,778
                                 =======   =======   =======

Identifiable assets:
  United States                  $42,772   $29,983   $33,705
  Canada                           2,763     2,881     4,074
  United Kingdom                   1,726     1,418     1,735
                                 -------   -------   -------
                                 $47,261   $34,282   $39,514
                                 =======   =======   =======
------------------------------------------------------------

      (c)  Narrative Description of Business

      The Company is principally engaged in the manufacture, sale and distribution of a diversified line of toiletries and accessories under the nationally advertised trademarks English Leather(R), British Sterling(R), Timberline(R), Love's(R), Heaven Sent(R) and Tinkerbell(R). The principal market for these products is the continental United States with a distribution service network consisting of three warehouse locations.

      The primary shipping location is Northvale, New Jersey and two other distribution warehouses are located in Texas and California. At the end of 1994, the Company terminated its arrangement with a distribution facility in Georgia. The toiletries industry is highly competitive and, based on available industry sources, the Company believes that it is among the leading producers of products sold within the same price range as its products.

      Although the Company and its subsidiaries are not dependent upon a single customer or a very few customers for their business, one national customer represented 14% of net sales in 1994. The Company has done substantial business with this customer for several years and feels they have a good business relationship. Although the total loss of business with the customer would have a material adverse effect, the Company considers that possibility to be remote. Due to the seasonal nature of the business and the heavy volume of shipments made in the last half of the year, there was no significant backlog of orders as of December 31, 1994 or 1993. In 1994 and 1993 the last half of the calendar year accounted for 79% and 82% of net sales, respectively. The related inventory requirements and accounts receivable are financed by the Company's revolving credit agreement. Present supply sources are adequate for the requirements of the business and several alternate sources are available if needed. For protection against misuse by others, the trademarks under which most of the toiletry and accessory products are sold by the Company have been registered in the United States Patent Office and in many other countries. At December 31, 1994, the Company and its subsidiaries employed 411 persons.

      The Company's terms of sale do not provide the purchaser any right to return merchandise to the Company. Returns of merchandise which has been damaged and of seasonal merchandise must be approved by the Company before the customer receives credit, which the Company does not unreasonably withhold. Orders are generally shipped promptly after receipt and cancellations have been negligible.

      The Company owns the majority of the trademarks under which it markets its products and for which it pays no royalties. It uses certain trademarks pursuant to licensing agreements which generally provide for royalties based on the net sales volume of trademarked products. In 1993 the Company exercised its option to make a one time $500,000 payment under a licensing agreement in lieu of making any future royalty payments under the agreement. Royalties were not a material portion of the Company's costs during the Company's last three fiscal years. All the licenses are of perpetual duration.

      The Company's expenditures for research and development were immaterial during the years ended December 31, 1994, 1993 and 1992.


Item 1A.  Executive Officers of the Registrant
          (See Item 10 herein)

      All of the officers set forth below have been elected to serve until the next Annual Meeting of the Company's Board of Directors or until their successors are elected and qualified.

                                                     Officer
Name               Office Held                Age     Since
----               -----------                ---    -------
Gay A. Mayer       Chairman of the             52      1966
                    Board, President,
                    Chief Executive Officer

Michael G.         Executive Vice President,   51      1990
Kazimir, Jr.        Chief Operating Officer,
                    Chief Financial Officer


Steven M.          Vice President, Sales       47      1991
Feigenbaum

Robert O. Hurry    Vice President, Finance     56      1966
                    and Treasurer

Donald E. Jensen   Vice President, Operations  50      1994

Nicholas J.        Vice President, Marketing   47      1994
Marinacci

Margaret A.        Secretary                   60      1983
Powers

-------------------

      All officers serve at the pleasure of the Board of Directors. All of the above executive officers have served in such offices for the past five years except Messrs. Kazimir, Feigenbaum, Jensen and Marinacci.

      Mr. Kazimir was elected Executive Vice President and Chief Operating Officer in March, 1993. Previously, he had been Senior Vice President of Finance and Administration, Chief Financial Officer since November, 1990. He had been the President of his own consulting firm for two years prior to joining MEM. Before that he was with Elizabeth Arden, Inc. in various financial and operating capacities.

      Mr. Feigenbaum, before becoming Vice President of Sales in 1991, was National Sales Manager since 1989. Other previous positions with MEM included National Field Sales Manager and National Key Accounts Manager.

      Mr.  Jensen,  before  becoming Vice  President of Operations in 1994,  was
Director  of  Operations   since  1993.  Prior  to  that,  he  was  Director  of
Manufacturing since his employment in 1986.

      Mr. Marinacci, prior to becoming Vice President of Marketing in 1994, had been employed by Houbigant, Inc. since 1989 in various capacities. From March 1993 to April 1994, he was Vice President of Operations and in 1992 and 1993 he was Vice President, Corporate Marketing. From 1989 to 1992 he held various marketing positions. Houbigant, Inc. entered Chapter 11 proceedings in November, 1993, and Mr. Marinacci also served as acting Chief Operating Officer from December, 1993 to April, 1994.

Item 2.  Properties

      The facilities and plant machinery and equipment owned by the Company and its subsidiaries are, in the opinion of management, adequate for the conduct of its business, and are well maintained and in good condition.

      The Company's executive offices and main plant are located in a 206,000 square foot building located on 16.3 acres in Northvale, New Jersey and owned by the Company. The Tom Fields plant is located in a 53,000 square foot building in Northvale, New Jersey and is owned by a subsidiary of the Company. Manufacturing facilities in Canada are located in a 32,000 square foot plant in Boucherville, Quebec which is owned by MEM Company (Canada) Ltd. The Company leases a 51,000 square foot facility in Kenilworth, New Jersey which is used for inventory storage. Tom Fields (U.K.) assembles products in leased facilities in Folkestone, Kent.

Item 3.  Legal Proceedings

      No material legal proceedings, other than ordinary routine litigation incidental to the business, are pending to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable
                                    PART II


Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters

      Quarterly Market and Dividend Information

      The common stock of the Company is traded on the American Stock Exchange under the ticker symbol MEM. As of March 24, 1995 the number of record holders of common stock was 420. The quarterly high and low sales prices for the past two years are as follows:

                         Price Range of Common Stock
                            1994             1993
                        High     Low      High    Low
                        ----     ---      ----    ---
   First Quarter       $4.50    $3.88    $6.50  $4.63
   Second Quarter       4.50     3.88     5.13   4.19
   Third Quarter        6.38     3.88     4.75   3.75
   Fourth Quarter       5.63     3.75     4.63   3.50

The Company has not declared any cash dividends for the past three years, and does not anticipate that dividends will be paid in the foreseeable future. Restrictions on dividend payments contained in the Company's financing agreement currently prohibit the declaration of dividends if the Company operates at a loss.

Item 6.  Selected Financial Data, (In thousands, except per share figures)

                                                  Years Ended December 31,
                                 1994         1993        1992         1991         1990
                                 ----         ----        ----         ----         ----
Summary of Operations:
Net sales ..................   $53,094      $38,454      $44,751      $57,949      $71,425
Net income (loss) ..........   $(1,328)     $(2,570)     $(4,300)     $    44      $  (479)
  Per share ................   $(  .52)     $( 1.00)     $( 1.67)     $   .02      $  (.19)
Dividends declared .........   $    --      $    --      $    --      $    --      $   .10
Weighted average shares
  outstanding ..............     2,576        2,572        2,571        2,570        2,583

Year-End Financial Position:
Working capital ............   $15,602      $18,068      $19,636      $24,471      $23,616
Property, plant and
 equipment-net .............   $ 5,324      $ 5,513      $ 6,084      $ 6,685      $ 7,208
Total assets ...............   $47,261      $34,282      $39,514      $43,626      $52,365
Long term notes ............   $ 4,907      $   699      $    --      $   838      $   849
Stockholders' equity .......   $27,496      $28,919      $31,589      $36,310      $36,317
Stockholders' equity
  per share ................   $ 10.66      $ 11.24      $ 12.29      $ 14.13      $ 14.14
Shares outstanding at
  end of year ..............     2,580        2,573        2,571        2,570        2,569



Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

1994 Compared to 1993

      Consolidated net sales in 1994 were 38% higher than in 1993. This sales increase resulted primarily from the acquisition of the British Sterling line of men's toiletries in May, 1994 from the Speidel Division of Textron, Inc. and from the introduction of the Timberline fragrance line for "Generation X" young men. In addition, the Company introduced its Heaven Sent Vanilla line of fragrance products, the Love's Frenzy product line and the Love's Clean & Natural environmentally sensitive product line. All of these new brands and products were sold through the Company's existing channels of distribution by its regular salesforce. Sales of English Leather fragrances increased modestly over 1993, and sales of Love's Baby Soft and Heaven Sent were slightly lower than in 1993, excluding the new products. Sales of Tinkerbell products increased almost $1,000,000, of which $642,000 came from the United Kingdom. Lower domestic Tinkerbell sales of $1,090,000 were primarily the result of no 1994 sales to a customer with sizable 1993 volume, and this decline was more than offset by a decline in returns of $1,250,000. The increase in overall consolidated sales is primarily the result of higher unit sales, as unit sales price increases in 1994 were not significant.

      Sales in the United States increased 45% as the result of new product sales. This sales growth was achieved in spite of the fact that some retailers continued to reduce their commitments to fragrance products, and most all continued their efforts to minimize their inventory investment. Sales of men's and women's fragrances continued to be impacted by competition from higher priced "prestige" fragrances being sold in the Company's distribution channels and from companies with larger resources to commit to advertising and marketing programs.

      Canadian sales were up 13% in local currency and 7% in U. S. dollar equivalent, and the operating loss was sharply reduced from the prior year. Tinkerbell sales in the United Kingdom increased over 25% and are now approaching the volume necessary to achieve profitable operations. Overall, the effects of inflation and exchange rate fluctuations were not material. The Company continues to investigate opportunities to develop or acquire contraseasonal brands or products to compensate for the current seasonality of its business.


      Retailers continue to consider fragrance merchandise to be highly promotional and seasonal, and request permission to return unsold goods. During the past two years, management has worked closely with the customers concerning their level of anticipated sales. As a result, actual and anticipated returns decreased by $100,000 in 1994 compared to 1993 despite the significantly higher sales level in 1994, and the percentage of returns to gross sales decreased to 15% in 1994 from 20% in 1993. Management anticipates further reductions in this returns ratio in 1995.

      Cost of sales declined in relation to sales from 59% of sales in 1993 to 54% in 1994. The primary reason for this improvement is the higher gross margins on the new brands introduced in 1994, principally Timberline. In addition, production costs were lower in 1994 due to higher manufacturing volume. Selling and shipping expense increased from 34% of sales in 1993 to 37% in 1994. Shipping and distribution expenses were slightly lower in relation to sales in 1994 than in 1993. Selling expenses remained the same despite the large sales increase, reflecting the relatively fixed nature of these expenses. Marketing expenses rose significantly from 17% of sales in 1993 to 23% in 1994 principally as a result of expenditures incurred in the introduction of the Timberline fragrance line. Introductions of new product lines typically require large investments in advertising and marketing in the initial year to establish brand awareness. The Company anticipates that Timberline marketing expenditures will be lower in relation to sales in 1995. General and administrative expense increased $311,000, which resulted from an increase in the provision for losses on accounts receivable. Personnel and other administrative costs were the same as in 1993.

      Royalty income decreased in 1994 due to lower amounts received from a Tinkerbell licensee. Amortization of intangibles increased due to the inclusion of amortization of the British Sterling trademark since June, 1994. Interest expense increased $429,000 as the result of new long term debt incurred during the year and increased $193,000 as the result of higher short term loans outstanding during the year and a modest increase in interest rates paid. Financing costs decreased in 1994 due to certain non-recurring charges in early 1993 in connection with a prior financing agreement. The Company has over $8,400,000 of domestic and foreign income tax loss carryforwards and accordingly does not anticipate paying income taxes until future earnings exceed the carryforwards.


1993 Compared to 1992

      Consolidated net sales in 1993 were 14% lower than in 1992. Sales of English Leather fragrances declined $1,100,000, and the decline of $2,000,000 in women's fragrance sales was primarily from lower sales of Love's Baby Soft products. Sales of Tinkerbell declined $3,200,000 from 1992, primarily as the result of the decision by a few important customers not to purchase Tinkerbell in 1993. The decrease in overall sales was primarily the result of lower unit sales. Unit sales price increases in 1993 were not significant.

      Sales in the United States continued to contract, although to a much lesser extent than in 1992, as the retail environment did not rebound from 1992 levels. Some retailers reduced their commitments to fragrance products, and most all continued their efforts to minimize their investment in inventories. Tinkerbell sales were also impacted by a proliferation of character merchandise offerings. Sales of men's and women's fragrances continued to be impacted by competition from higher priced "prestige" fragrances being sold in the Company's distribution channels and from companies with larger resources to commit to advertising and marketing programs, whereas the Company reduced its marketing expenditures by $1,600,000 in 1993.

      Canadian sales were 26% lower than in 1992, reflecting the continued weak economy and the decision by a few retailers not to carry the Tinkerbell and Baby Soft lines. Tinkerbell sales in the United Kingdom were up 8% in local currency, but declined in U. S. dollar equivalent. Overall, the effects of inflation and exchange rate fluctuations were not material.

      During the past two years, management has worked closely with the customers concerning their level of anticipated sales, and as a result, returns decreased by $4,300,000 in 1993 compared to 1992, and the percentage of returns to gross sales decreased to 20% in 1993 from 24% in 1992.

      Cost of sales rose in relation to sales primarily as a result of lower gross margins on Tinkerbell products resulting from changes in product mix and lower unit sales. The impact on gross profit from lower customer returns was offset by higher per unit manufacturing costs resulting from lower production levels in 1993. Selling and shipping expense declined from 39% to 35% of sales due primarily to $960,000 lower selling expense as a result of a reorganization and reduction of the salesforce in early 1993 and a reduction of marketing expense in relation to sales of slightly over 1%. In addition, royalty expense decreased $575,000 mostly due to the termination of certain royalty obligations in 1993 and thereafter. General and administrative expense decreased $927,000, of which $266,000 was from a reduction of bad debt expense, $454,000 from personnel and related expenses and the balance of $207,000 from other general operating expenses.

       Interest income declined due to a lower rate of interest earned on and lower outstanding principal of a note receivable. Interest expense declined due to significantly lower short term loans outstanding during the year, offset by a modest increase in interest rates paid. Financing expense decreased in 1993 due to the absence of costs incurred in 1992 in connection with the prior financing agreement.

Liquidity and Capital Resources

The Company's business is highly seasonal. In the first nine months of the year, cash is required to buy and manufacture inventories. The peak shipping months are from August through November and funds are required to finance accounts receivable from shipment date to December and January, when the Company receives significant cash collections. To finance these needs, the Company uses its working capital, which was $15,601,800 at the end of 1994, and a revolving credit agreement with financial institutions, which provides for a $17,500,000 line of credit expiring in 1998. In 1994, the maximum amount outstanding on short-term borrowings was $14,300,000. At December 31, 1994, short-term loans of $6,397,000 were outstanding under the agreement. The borrowings were subsequently reduced to less than $100,000 in February 1995. The revolving credit agreement contains a prohibition on the payment of dividends if the Company operates at a loss. There are no material commitments for capital expenditures.

      Net cash used in operating activities in 1994 was $4,327,000 and resulted from the higher level of business activity in 1994. Accounts receivable increased $4,762,000 as a result of higher sales and the provision for losses on uncollectible receivables increased by $326,000 in 1994. Excluding the original British Sterling inventories acquired in May, other inventories increased $2,484,000, reflecting the requirements of the new brands introduced during the year as well as additional requirements for British Sterling. The increase in inventories was accompanied by an increase of $2,205,000 in accounts payable, reflecting the higher level of purchases. Other accrued expenses, principally advertising and promotion, increased $980,000 as a result of higher expenses associated with the higher sales level. All of these higher working capital requirements were financed by an increase in short term borrowings of $5,500,000 at December 31, 1994.


      Additions to plant and equipment increased $304,000 over the prior year as a result of the packaging requirements of the new product lines. The cash portion of the purchase price for the British Sterling assets resulted in payments of $6,409,000 for intangibles and $1,037,000 for inventory. The source of the cash was a five year term loan for $7,050,000. In October, 1994, the Company received payment on a note receivable of $2,636,000 and this in turn was used to reduce the term loan. As a result of all this activity, the Company's cash increased $137,000 to a total of $1,129,000 at the end of 1994.


Item 8.  Financial Statements and Supplementary Data

      The Company's consolidated financial statements, the Report of Independent Auditors thereon and related schedule appear on pages F-2 to F-14. See Index to Consolidated Financial Statements and Financial Statement Schedules, page F-1.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Information with respect to the directors of the Company is incorporated by reference to the information under the caption "Election of Directors - Information Concerning Nominees for Election as Directors" of the Definitive Proxy Statement. Information with respect to the executive officers of the Company is set forth in Item 1A of this Form 10-K.

Item 11.  Executive Compensation

          Information  with respect to Item 11 is  incorporated  by reference to
the   information   under  the  caption   "Election  of  Directors  -  Executive
Compensation" of the Definitive Proxy
Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          Information with respect to Item 12 is incorporated by reference to the information under the caption "Election of Directors - Information
Concerning Nominees for Election as Directors" and "Election of Directors - Principal Shareholders" of the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

          Not Applicable

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and
     Exhibits.

      (1)  Financial Statements - See accompanying Index to
           Consolidated Financial Statements and Financial
           Statement Schedules, Page F-1.

      (2)  Financial Statement Schedules - See accompanying
           Index to Consolidated Financial Statements and
           Financial Statement Schedules, Page F-1.

      (3)  See Exhibit Index on page 16.

(b)  Reports on Form 8-K

           The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1994.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MEM COMPANY, INC.


Date:  March 29, 1995            By:/S/ Michael G. Kazimir, Jr.
                                    ---------------------------
                                    Michael G. Kazimir, Jr.
                                    Executive Vice President
                                    Chief Operating Officer
                                    and Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ Michael G. Kazimir, Jr.       /S/ Michael G. Kazimir, Jr.
---------------------------       ---------------------------
Michael G. Kazimir, Jr.             Michael G. Kazimir, Jr.
as Attorney-in-Fact for:            Executive Vice President
Gay A. Mayer, Chairman,             Chief Financial and
   President, Chief Executive       Accounting Officer
   Officer and Director             March 29, 1995
Robert E. Mulcahy, III, Director
Paul Hallingby, Jr., Director
Laurette M. Beach, Director
Derek B. Van Dusen, Director
March 29, 1995

                                 Exhibit Index



Exhibit No.                        Document

  3(A)                   Certificate of Incorporation.
                         Incorporated by reference from the
                         Registrant's Form 10-K for the fiscal
                         year ended December 31, 1980.

  3(B) Amendment to the Certificate of Incorporation dated April 28, 1988. Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1988.

  3(C) Amendment to the Certificate of Incorporation dated June 19, 1988. Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1988.

  3(D) Amendment to the Certificate of Incorporation, dated April 28, 1987. Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1987.

  3(E)                   By-Laws.  Incorporated by reference
                         from the Registrant's Form 10-K for the
                         fiscal year ended December 31, 1986.

  10 Purchase and sale agreement, dated as of May 5, 1994, between Textron, Inc. and MEM Company, Inc. Incorporated by reference from the Registrant's Form
                         8-K dated May 20, 1994.

  21                     Subsidiaries of Registrant.
                         Incorporated by reference from the
                         Registrant's Form 10-K for the fiscal
                         year ended December 31, 1992.

  23                     Consent of Accountants.
                         Filed herewith

  24                     Power of Attorney.  Filed
                         herewith.

  27                     Financial Data Schedule.  Filed herewith.

                       MEM COMPANY, INC.

   Index to Consolidated Financial Statements and Financial
                      Statement Schedules


The following consolidated financial statements of MEM Company, Inc. are included in Item 8:

Report of Independent Auditors

Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992

Consolidated Balance Sheets as of December
  31, 1994 and 1993

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31,
  1994, 1993 and 1992

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements


The following consolidated financial statement schedule of MEM
Company, Inc. is included in Item 14(d):

II  Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors
------------------------------------------------------------


The Board of Directors and Stockholders
MEM Company, Inc.


We have audited the accompanying consolidated balance sheets of MEM Company, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEM
Company, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP
Hackensack, New Jersey
February 28, 1995

                       MEM COMPANY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                            Years Ended December 31,
                                         1994         1993         1992
                                         ----         ----         ----
Net sales                            $53,094,217  $38,453,774  $44,750,700
Costs and expenses:
Cost of sales                         28,541,205   22,622,236   25,657,787
Selling and shipping expense          19,612,873   13,281,251   17,375,474
General and administrative expense     5,202,902    4,892,234    5,818,958
                                     -----------  -----------  -----------
  Total costs and expenses            53,356,980   40,795,721   48,852,219
                                     -----------  -----------  -----------
                                        (262,763)  (2,341,947)  (4,101,519)

Other income(expense):
Royalty income                           264,535      409,119      387,161
Interest income                          226,226      247,245      377,670
Amortization of intangibles             (306,326)    ( 57,936)    ( 58,483)
Other income (expense)                    11,816     ( 48,617)    (  6,349)
Interest expense                      (1,112,403)    (489,363)    (734,322)
Financing expense                       (149,362)    (288,407)    (376,912)
                                     -----------  -----------  -----------
(Loss) before income taxes            (1,328,277)  (2,569,906)  (4,512,754)
                                     -----------  -----------  -----------

(Benefit) of deferred income taxes         -            -         (213,000)
                                     -----------  -----------  -----------

Net (loss)                           $(1,328,277) $(2,569,906) $(4,299,754)
                                     ===========  ===========  ===========
Per share, based on weighted
  average shares outstanding         $     ( .52) $     (1.00) $     (1.67)
                                     ===========  ===========  ===========

                            See accompanying notes.

              MEM COMPANY, INC. AND SUBSIDIARIES

                  Consolidated Balance Sheets

                  December 31, 1994 and 1993

                            Assets

                                           1994        1993
                                           ----        ----
Current assets:
Cash                                  $ 1,128,897  $   992,019
Accounts receivable, less allowance
  for doubtful accounts of $661,654
  in 1994 and $450,136 in 1993         12,843,943    8,533,242
Inventories, at lower of cost
  (first-in, first-out) or market:
  Finished goods                        6,095,908    5,377,576
  Raw materials & work in process       9,228,083    6,475,502
Prepaid expenses                        1,163,589    1,182,966
Current portion of note receivable          -          170,913
                                      -----------  -----------
Total current assets                   30,460,420   22,732,218

Property, plant & equipment, at cost:
Land                                      340,829      342,766
Buildings & improvements                4,250,376    4,232,509
Machinery & equipment                  11,174,123   10,371,463
Furniture & fixtures                    2,347,180    2,287,888
                                      -----------  -----------
                                       18,112,508   17,234,626
Less accumulated depreciation         (12,788,644) (11,722,023)
                                      -----------  -----------
Net property, plant & equipment         5,323,864    5,512,603

Other assets:
Advance royalty payments & license
  agreements - net of accumulated
  amortization of $604,490 in 1994
  and $462,040 in 1993                    710,010      852,460
Note receivable                              -       2,465,076
Net cash value of life insurance
  & other assets                          193,729      178,476
Intangible assets - net of accumulated
  amortization of $761,765 in 1994
  and $460,742 in 1993                 10,572,940    2,541,367
                                      -----------  -----------

Total assets                          $47,260,963  $34,282,200
                                      ===========  ===========

                            See accompanying notes.

                MEM COMPANY, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheets

                    December 31, 1994 and 1993

               Liabilities and Stockholders' Equity

                                           1994           1993
                                           ----           ----
Current liabilities:
Loans payable                          $ 6,528,016   $ 1,013,661
Accounts payable                         4,488,160     2,277,926
Accrued expenses                         1,004,720       854,328
Accrued advertising and promotion        1,303,667       498,592
Notes payable-current portion            1,534,066        19,977
                                       -----------   -----------
Total current liabilities               14,858,629     4,664,484


Long-term notes:
   8%    - payable to 1997               1,288,000          -
   8.19% - payable to 1998                 642,039       699,077
   11%   - payable to 1999               2,976,585          -


Commitments and contingencies

Stockholders' equity:

Common stock, $.05 par value;
  shares authorized: 6,000,000;
  issued: 3,000,000                        150,000       150,000
Additional paid-in capital               3,090,110     3,090,110
Retained earnings                       29,442,756    30,771,033
                                       -----------   -----------
                                        32,682,866    34,011,143

Less common stock in treasury,
  at cost (1994 - 419,816 shares;
  1993 - 427,336)                       (4,607,180)   (4,637,510)
Cumulative translation adjustment         (579,976)     (454,994)
                                       -----------   -----------
Total stockholders' equity              27,495,710    28,918,639
                                       -----------   -----------
Total liabilities and
  stockholders' equity                 $47,260,963   $34,282,200
                                       ===========   ===========

                            See accompanying notes.

                       MEM COMPANY, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 1994, 1993 and 1992



                                        Additional
                              Common      Paid-in     Retained      Treasury    Translation
                              Stock      Capital      Earnings        Stock      Adjustment      Total
                             ----------------------------------------------------------------------------
Balance December 31, 1991    $150,000   $3,090,110   $37,640,693   $(4,648,310)   $ 77,831    $36,310,324

Issuance of treasury shares                                              4,300                      4,300
Translation adjustment                                                            (425,966)      (425,966)
Net income(loss)                                      (4,299,754)                              (4,299,754)
                             ----------------------------------------------------------------------------

Balance December 31, 1992     150,000    3,090,110    33,340,939    (4,644,010)   (348,135)    31,588,904

Issuance of treasury shares                                              6,500                      6,500
Translation adjustment                                                            (106,859)      (106,859)
Net income (loss)                                     (2,569,906)                              (2,569,906)
                             ----------------------------------------------------------------------------

Balance December 31, 1993     150,000    3,090,110    30,771,033    (4,637,510)   (454,994)    28,918,639

Issuance of treasury shares                                             30,330                     30,330
Translation adjustment                                                            (124,982)      (124,982)
Net income (loss)                                     (1,328,277)                              (1,328,277)
                             ----------------------------------------------------------------------------

Balance December 31, 1994    $150,000   $3,090,110   $29,442,756   $(4,607,180)  $(579,976)   $27,495,710
                             ============================================================================

                            See accompanying notes.

                       MEM COMPANY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                           Years Ended December 31
                                                      1994        1993          1992
                                                      ----        ----          ----
Cash Flows from Operating Activities
Net income (loss)                                 $(1,328,277) $(2,569,906) $(4,299,754)
Depreciation and amortization                       1,640,308    1,451,331    1,455,614
Provision for losses on accounts receivable           445,065      119,098      384,661
Deferred income tax (benefit)                           --           --        (213,000)
(Increase) decrease in accounts receivable         (4,762,020)   1,705,326    3,664,358
(Increase) decrease in inventory                   (3,512,810)   2,079,755     (258,265)
(Increase) decrease in other current assets            20,741      270,840       31,372
Increase (decrease) in accounts payable             2,205,017     (377,412)    (515,354)
Increase (decrease) in other accrued expenses         980,500     (315,929)    (363,892)
(Increase) decrease in other assets                   (15,253)     (27,941)     (14,745)
                                                  -----------  -----------  -----------

Net cash (used in) provided by operating
   activities                                      (4,326,729)   2,335,162     (129,005)

Cash Flows from Investing Activities
Additions to plant and equipment                   (1,023,003)    (719,030)    (795,148)
Payment in lieu of future royalties                      --       (500,000)        --
Acquisition of intangibles                         (6,409,215)        --           --
Acquisition of former minority interest in
   subsidiary                                            --           --        (47,000)
Collection of note receivable                       2,635,989      240,473      205,905
                                                  -----------  -----------  -----------

Net cash (used in) investing activities            (4,796,229)    (978,557)    (636,243)

Cash Flows from Financing Activities
Short-term borrowings                              14,709,272    7,326,415   12,601,893
(Repayments of) short-term borrowings              (9,209,825)  (9,121,954) (10,543,570)
Proceeds from long-term notes                       7,050,000         --           --
(Payments of) long-term notes                      (3,220,833)     (12,691)     (11,886)
Issuance of treasury stock                              8,250        6,500        4,300
                                                  -----------  -----------  -----------

Net cash provided by (used in) financing
   activities                                       9,336,864   (1,801,730)   2,050,737

Effect of exchange rate changes on cash               (77,028)     (11,643)     (31,075)
                                                  -----------  -----------  -----------

Net increase (decrease) in cash                       136,878     (456,768)   1,254,414

Cash at the beginning of the year                     992,019    1,448,787      194,373
                                                  -----------  -----------  -----------

Cash at the end of the year                       $ 1,128,897  $   992,019  $ 1,448,787
                                                  ===========  ===========  ===========

Supplemental cash flow data:
  Interest paid                                   $   995,727  $   530,488  $   733,228
                                                  ===========  ===========  ===========

                            See accompanying notes.

                       MEM COMPANY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1994, 1993 and 1992


Note 1.  Accounting Policies

Nature of business: The Company's business consists of manufacturing, selling and distributing a diversified line of toiletries and accessories to retailers. The Company operates in one industry segment. In 1994, one national customer represented 14% of net sales. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Financial information about geographic data is disclosed in Item 1(b) of the Company's 1994 Form 10-K.

Consolidation: The consolidated financial statements include the accounts of the Company's subsidiaries. All material intercompany items have been eliminated. The assets and liabilities of foreign subsidiaries have been translated at the exchange rate at the balance sheet date. Revenues, expenses, gains and losses are translated at the average rate for the year, determined by averaging the rates at the end of each calendar quarter.

Deferred financing costs: Deferred financing costs are included in prepaid expenses and are being amortized over the life of the loans.

Intangible assets: The intangible assets arising from the excess of purchase price of subsidiaries acquired prior to 1971 over the fair value of the net assets acquired are not amortized since no diminution in value is anticipated. Other intangible assets are being amortized on a straight-line basis over twenty to forty years.

Depreciation: For financial accounting purposes, depreciation is provided on the straight-line basis as follows: buildings and improvements - 3 to 25 years; machinery and equipment - 5 to 12 years; furniture and fixtures - 4 to 10 years. For income tax purposes, the Company generally uses accelerated depreciation.

Advance royalty payments and license agreements: License agreements and nonrefundable royalty payments in connection with a licensing agreement are being amortized as selling expense on a straight-line basis which averages seventeen years.

Royalty income: Royalty income represents amounts earned by licensing the English Leather and Tinkerbell trademarks for use by various third parties.

Revenue  recognition:   Revenues  are  recorded  at  the  time  of  shipment  of
merchandise. The Company provides for estimated sales returns and allowances.


Note 2.  British Sterling Asset Purchase

On May 20, 1994, the Company acquired certain assets relating to the British Sterling fragrance line of products from the Speidel Division of Textron, Inc. for $9,182,000, of which $8,145,000 was for intangibles, $1,029,000 for inventories and $8,000 for other assets. Other direct costs of the acquisition were $196,215. The purchase was financed by a term loan of $7,050,000 and a note for $1,932,000 payable to Textron. The balance of $396,215 was paid from the Company's working capital.


Note 3.  Credit Arrangements and Notes Payable

In March, 1993 the Company obtained a new three year secured financing agreement with a financial institution which provided for a revolving line of credit of up to $15,000,000 for working capital purposes. The agreement contains certain covenants generally associated with this type of financing including the pledging of substantially all assets as collateral and a prohibition on the payment of dividends. Interest on borrowings is at the Bank of America prime rate (8 1/2% at December 31, 1994) plus 2.5% and an unused line fee of 1/4% is payable at various levels of borrowing.

In connection with the Company's acquisition described in Note 2 above, the agreement was amended in May, 1994 to provide for a five year term loan of $7,050,000, extend the maturity of the agreement by two years to April, 1998 and increase the total permitted borrowings at any time to $17,500,000 (including the outstanding term loan). The term loan was reduced by $2,465,076 in October, 1994 from the collection of a note receivable held by the Company. Principal of the term loan is payable in equal monthly installments over five years, and interest is determined on the same basis as the revolving line of credit.

Under the terms of the acquisition, the seller received an unsecured note payable for $1,932,000 at 8% interest. This note is payable in three equal annual installments beginning June 1, 1995.

The Company's Canadian subsidiary has pledged its land and building as security for 8.19% notes payable which are payable in monthly principal installments of $1,572 until October, 1998 when the balance is due. The aggregate amounts of all notes payable during each of the four years subsequent to December 31, 1995 are:
1996 - $1,534,066; 1997 - $1,534,066; 1998 - $1,475,507; 1999 - $362,985.

The Company's United Kingdom subsidiary has a line of credit of $939,000 for short term financing at various interest rates, of which $131,474 was outstanding at December 31, 1994. This line is secured by the subsidiary's accounts receivable.

The weighted average interest rate on short-term borrowings outstanding at December 31,1994 and 1993 was 11% and 8.3%, respectively.


Note 4.  Income Taxes

At December 31, 1994, the Company had loss carryforwards for U. S. tax purposes of approximately $6,916,000 of which $679,000 expires in 2006, $3,834,000 in 2007, $1,703,000 in 2008 and $700,000 in 2009. The Company also had approximately $1,484,000 of foreign tax loss carryforwards as of December 31, 1994. Approximately $597,000 of these loss carryforwards will expire between 1998 and 2001 while the remaining $887,000 can be carried forward indefi-nitely. Under the provisions of SFAS No. 109, a valuation allowance is established if, based on the weight of available evidence, it is more likely than not that a portion of the deferred asset will not be realized. Consequently, at December 31, 1994, the Company has established a valuation allowance against a portion of the above loss carryforwards.

Income (loss) before income taxes is as follows:

                       1994          1993          1992
                       ----          ----          ----
Domestic           $(1,151,029)  $(1,974,147)  $(4,068,608)
Foreign               (177,248)     (595,759)     (444,146)
                   -----------   -----------   -----------
                   $(1,328,277)  $(2,569,906)  $(4,512,754)
                   ===========   ===========   ===========

The source of significant temporary differences in 1994, 1993 and 1992 which gave rise to deferred tax benefit and its effect was as follows:

                                       1994       1993        1992
                                       ----       ----        ----
Utilization of net operating
 loss carryforwards                $    -      $    -      $(213,000)
                                   =========   =========   =========

The components of the net deferred tax asset and liability as of December 31, 1994 and 1993, were as follows:
                                         1994              1993
                                         ----              ----
Deferred tax liabilities:
  Property, plant and equipment      $  443,000        $  493,000
                                     ----------        ----------
  Total deferred tax liability       $  443,000        $  493,000
                                     ==========        ==========
Deferred tax assets:
  Net operating loss carryforwards   $3,360,000        $2,960,000
  Valuation allowance for deferred
      tax assets                     (2,917,000)       (2,467,000)
                                     ----------        ----------
  Net deferred tax asset                443,000           493,000
                                     ----------        ----------
  Net deferred tax liability         $    -0-          $   -0-
                                     ==========        ==========

The reconciliation of the (benefit) for federal income tax in the financial statements and the (benefit) computed at the statutory rates are as follows:

                                     1994         1993          1992
                                     ----         ----          ----
(Benefit) at statutory rate       $(451,614)   $(873,768)   $(1,534,336)
Limitation on utilization
 of domestic losses                 347,150      632,110      1,134,146
Limitation on utilization
 of foreign losses                   60,264      202,558        151,009
Other - Net                          44,200       39,100         36,181
                                  ---------    ---------    -----------
                                  $   -0-      $    -0-     $  (213,000)
                                  =========    =========    ===========

Note 5.  Leases

The Company rents warehouse and office space under leases which expire through 2003. The Company is also responsible for the payment of insurance, taxes and maintenance of the properties. The future minimum rental commitments for these leases are as follows: 1995 - $353,000; 1996 - $86,000; 1997 - $63,000; 1998 -
$63,000; 1999 - $63,000; thereafter - $250,000. Rental expense amounted to $351,000 in 1994, $342,000 in 1993 and $332,000 in 1992.


Note 6.  Stock Options

Under the 1987 Non-Qualified Stock Option Plan, 240,000 shares were authorized for issuance. No options have been granted under the Plan.

Under the 1991 Stock Incentive Plan, 200,000 shares of common stock were authorized for issuance to key employees at an option price which is the fair market value on the date of grant. Awards made under the Plan may be options or contingent options. Contingent options will become exercisable in whole or in part based upon an evaluation of the employee's performance during the year in which the option is granted. Under the 1993 Non-Employee Stock Incentive Plan, 50,000 shares of common stock were authorized for issuance to non-employee members of the Board of Directors and certain individuals who provide consulting services to the Company at an option price which is the fair market value on the date of grant.

Options issued under the Plans to date are exercisable in various installments, and are exercisable in full after two years from grant.

Information with respect to options is as follows:

                                                            Option Price
                                       Number of Shares      per Share
                                     --------------------   ------------
                                               Contingent
                                     Options    Options
                                     -------   ----------
Outstanding - December 31, 1991       27,375     32,625        $5.00
Issued as options                     20,250    (20,250)       $5.00
Cancelled                             (4,250)   (12,375)       $5.00
                                      ------     ------
Outstanding - December 31, 1992       43,375        0          $5.00
Granted                               35,750                $4.13-$5.00
Exercised                               (500)                  $5.00
Cancelled                             (7,000)                  $5.00
                                      ------
Outstanding - December 31, 1993       71,625                $4.13-$5.00
Granted                               20,700                   $4.13
Cancelled                            (10,000)               $4.13-$5.00
                                      ------
Outstanding - December 31, 1994       82,325                $4.13-$5.00
                                      ======

Options were exercisable at December 31 as follows: 1994 - 48,625 shares; 1993 - 35,875; 1992 - 26,375.


Note 7.  Postretirement Benefits

The Company does not provide any postretirement health care, life insurance or other welfare benefit programs to current or former employees except that the Company maintains a defined benefit pension plan for employees who meet certain eligibility requirements. Benefits under the plan are based on salary and years of service. For the past three years, no contributions have been required.

-----------------------------------------------------------------------
                                       1994        1993        1992
-----------------------------------------------------------------------
Service cost-benefits earned
  during the period                $  182,915   $  226,383  $  220,700
Interest cost on projected
  benefit obligation                  291,992      308,755     298,717
Investment return on plan assets      204,838     (471,152)   (214,416)
Other                                (710,709)    ( 31,352)   (310,984)
                                   ----------   ----------  ----------
Net pension cost (benefit)         $  (30,964)  $   32,634  $   (5,983)
                                   ==========   ==========  ==========
Assumptions:
  Discount rate                          8%          8%          8%
  Compensation increases                 5%          5%          5%
  Rate of return on assets               8%          8%          8%
-----------------------------------------------------------------------

A reconciliation between the plan's funded status and the pension asset as recorded in the Company's balance sheet is presented below:

Plan's assets at fair value,
  primarily stocks and bonds       $4,295,427   $5,121,274  $5,026,935
Plan's projected benefit
  obligation                       (3,699,488)  (3,898,265) (3,781,645)
                                   ----------   ----------  ----------
Funded status                         595,939    1,223,009   1,245,290
Unrecognized net asset to be
  amortized over 13 years            (676,531)    (787,438)   (898,345)
Unrecognized prior service cost        95,864      106,635     117,406
Unrecognized asset (gain)
  over expected return                    727     (557,171)   (446,682)
                                   ----------   ----------  ----------
Prepaid (accrued) pension cost     $   15,999   $  (14,965) $   17,669
                                   ==========   ==========  ==========
Actuarial present value of
  accumulated benefit obligation:
  Vested                           $2,636,587   $2,532,562  $2,583,479
  Not yet vested                      148,055      175,622     170,563
                                   ----------   ----------  ----------
Accumulated benefit obligation     $2,784,642   $2,708,184  $2,754,042
                                   ==========   ==========  ==========


Note 8.  Quarterly Financial Data (Unaudited)

Following is a schedule of key financial data by quarter for the years 1994 and 1993.

                                                         Average
             Net      Gross      Net                     shares
Quarters    sales     profit    income    Net income   outstanding
Ended       (000)     (000)     (000)     per share       (000)
--------    -----     ------    ------    ----------   -----------
03/31/93   $ 5,094   $ 2,227   $(2,044)     $( .79)       2,571
06/30/93   $ 1,947   $(  911)  $(3,392)     $(1.32)       2,571
09/30/93   $13,647   $ 6,547   $ 1,282      $  .50        2,572
12/31/93   $17,766   $ 7,969   $ 1,584      $  .61        2,572
03/31/94   $ 5,241   $ 2,159   $(1,087)     $( .42)       2,573
06/30/94   $ 5,647   $ 1,870   $(2,129)     $( .83)       2,573
09/30/94   $19,057   $ 9,797   $ 1,162      $  .45        2,575
12/31/94   $23,149   $10,727   $   726      $  .28        2,576

Since the Company's business is seasonal in nature, comparisons among quarters of the year are not necessarily indicative of a trend in the results of operations, but principally reflect this seasonality.


                       MEM COMPANY, INC. AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1994, 1993 and 1992


              Balance     Additions   Deductions     Balance
              at          charged to  write-off of   at end
              beginning   costs &     uncollectible  of
Description   of year     expenses    accounts       year
-----------   ---------   ----------  -------------  -------
Allowance for
doubtful
accounts:
1994          $450,136     $445,065     $233,547    $661,654
1993          $496,368     $119,098     $165,330    $450,136
1992          $427,975     $384,661     $316,268    $496,368


      Accounts receivable are stated net of a gross provision for merchandise returns and other items in the amounts of $5,600,000, $3,700,000 and $3,800,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

      The net deferred tax asset is stated net of valuation allowances of $2,917,000, $2,467,000 and $1,848,000 for the years ended December 31, 1994,
1993 and 1992, respectively. After deducting deferred tax liability, the net deferred tax asset was $-0- in each of the three years.