Form 10-Q
period 1995-03-31
MEM CO INC
filed 1995-05-15
CIK 64807

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended             MARCH 31, 1995
                                --------------------------------------

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to _________________

  Commission file number                     1-5292
                        -----------------------------------------------

                               MEM COMPANY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                 13-5546930
- ------------------------------            --------------------------
State or other jurisdiction of            (I.R.S. Employer I.D. No.)
incorporation or organization)

                          NORTHVALE, NEW JERSEY 07647
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (201) 767-0100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    NO [  ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      2,580,184 shares of Common Stock were outstanding at March 31, 1995.

                                   PART I
                     MEM COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
              MARCH 31, 1995 AND DECEMBER 31, 1994 (Unaudited)

                                                  3/31/95        12/31/94
                                               ------------    ------------
ASSETS
- ------
Current Assets:
Cash                                           $    346,765    $  1,128,897
Accounts receivable, less allowance for
   doubtful accounts of $719,542 at 3/31/95
   and $661,654 at 12/31/94                       5,886,354      12,843,943
Inventories at lower of cost (first-in,
   first-out) or market:
   Finished goods                                 7,429,677       6,095,908
   Raw materials and work in process              9,286,173       9,228,083
Prepaid expenses                                  1,253,079       1,163,589
                                               ------------    ------------
Total current assets                             24,202,048      30,460,420

Property, plant and equipment at cost            18,396,194      18,112,508
Less accumulated depreciation                   (13,074,100)    (12,788,644)
                                               ------------    ------------
Net property, plant and equipment                 5,322,094       5,323,864

Other Assets:
Advance royalty payments - net                      674,370         710,010
Other Assets                                        207,567         193,729
Intangibles - net                                10,453,933      10,572,940
                                               ------------    ------------
Total Assets                                   $ 40,860,012    $ 27,260,963
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
Loans payable to financial institutions and
   banks                                       $  3,826,451    $  6,528,016
Accounts payable                                  2,698,627       4,488,160
Accrued expenses                                  1,595,414       2,308,387
Notes payable-current portion                     1,534,119       1,534,066
                                               ------------    ------------
Total current liabilities                         9,654,611      14,858,629

Long term notes                                   4,685,871       4,906,624

Commitments and contingencies

                                   PART I
                     MEM COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
              MARCH 31, 1995 AND DECEMBER 31, 1994 (Unaudited)
                                                  3/31/95        12/31/94
                                               ------------    ------------

STOCKHOLDERS' EQUITY
- --------------------
Common stock, $.05 par value: 6,000,000 shares
   authorized, 3,000,000 shares issued              150,000         150,000
Additional paid-in capital                        3,090,110       3,090,110
Retained earnings                                28,448,937      29,442,756
Less:  Common stock in treasury at cost          (4,607,180)     (4,607,180)
       Translation adjustment account              (562,337)       (579,976)
                                               ------------    ------------
Total stockholders' equity                     $ 40,860,012    $ 47,260,963
                                               ============    ============

                     MEM COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF INCOME


           THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (Unaudited)

                                                   1995             1994
                                               -----------      -----------
Net sales                                      $ 6,281,534      $ 5,241,049
Cost of sales                                    3,468,544        3,081,717
Selling and shipping expense                     2,280,774        2,087,815
General and administrative expense               1,215,078        1,184,013
                                               -----------      -----------
                                               (   682,862)     ( 1,112,496)

Other income (expense):
Royalties, interest and other income               104,765          124,765
Amortization of intangibles                       (119,331)         (14,392)
Interest expense                                  (263,994)         (56,807)
Financing expense                                  (32,397)         (27,600)
                                               -----------      -----------

(Loss) before income taxes                      (  993,819)      (1,086,530)
Income tax (benefit)                                    --               --
                                               -----------      -----------

Net (loss)                                     $(  993,819)     $(1,086,530)
                                               ===========      ===========

Net (loss) per share                           $     ( .39)     $     ( .42)
                                               ===========      ===========

Dividends per share                            $        --               --
                                               ===========      ===========

Average shares outstanding                       2,580,184        2,572,664


Net income (loss) per share was determined by dividing net income (loss) by the average number of shares outstanding during the respective period.

                    MEM COMPANY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (Unaudited)

                                                    1995            1994
                                               -----------     -----------
Cash Flows from Operating Activities
Net income (loss)                              $  (993,819)    $(1,086,530)
Depreciation and amortization                      421,385         351,380
Provision for losses on accounts receivable         54,426          46,350
(Increase) decrease in accounts receivable       6,930,584       4,396,584
(Increase) decrease in inventory                (1,363,796)     (1,082,902)
(Increase) decrease in other current assets        (86,672)       (131,476)
(Increase) decrease in other assets                (13,838)        (13,838)
Increase (decrease) in accounts payable         (1,796,594)        164,299
Increase (decrease) in accrued expenses         (  717,703)     (  345,201)
                                               -----------     -----------
Net cash provided by operating
   activities                                    2,433,973       2,298,666

Cash Flows from Investing Activities
Additions to plant and equipment                  (260,864)       (146,753)
Collection of note receivable                         -             63,028
                                               -----------     -----------

Net cash (used in) investing
   activities                                     (260,864)       ( 83,725)

Cash Flows from Financing Activities
Short-term borrowings                            3,604,751            -
(Repayments of) short-term borrowings           (6,316,076)       (657,218)
(Payments) of long-term notes                     (222,547)         (4,137)
                                               -----------     -----------
Net cash (used in) financing
activities                                      (2,933,872)       (661,355)

Effect of exchange rate changes on cash            (21,369)        (58,496)
                                               -----------     -----------

Net increase (decrease) in cash                   (782,132)      1,495,090

Cash at the beginning of the year                1,128,897         992,019
                                               -----------     -----------

Cash at the end of the period                  $   346,765    $ 2,487,109
                                               ===========    ===========

The information on pages 2-4 reflects all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation of the results for those periods.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                  First Quarter Ended March 31, 1995 and 1994



       Net sales for the first quarter of 1995 were 20% ahead of the prior year. The increase is the result of new sales revenue from the British Sterling men's fragrance line which was acquired in May, 1994 and also from sales of Timberline, which was introduced in mid 1994. Sales of Tinkerbell products were very strong in the United Kingdom, but were lower in the United States due to lower orders received from Toys 'R Us, one of the major customers for the brand. Modest sales price increases on various products were effective at the beginning of the year. The effects of inflation and exchange rate fluctuations were not material.

       Cost of sales decreased from 59% of sales in 1994 to 55% in 1995. This resulted from lower cost of goods of the Timberline brand than other products, the effects of lower anticipated returns on current sales volume, and the higher volume of production during the quarter. Selling and shipping expense declined from 40% of sales in 1994 to 36% in 1995. Shipping, distribution and selling expenses declined in relation to sales as a result of the higher sales volume. Marketing expenses in 1995 were higher by $56,000, but lower in relation to sales as a result of lower budgeted marketing expenses in relation to sales budgets for the year. General and administrative expense increased $31,000, primarily due to compensation expenses.

       Royalties, interest and other income declined principally due to the absence of interest income from a note receivable which was paid in full in October 1994. Amortization of intangibles increased $105,000 as a result of the inclusion of amortization of the British Sterling trademark which was acquired in May, 1994. Interest expense increased $207,000, of which $143,000 resulted from interest on long-term notes issued in connection with the British Sterling acquisition. The remainder of the increase is due to higher short-term borrowings outstanding during the quarter compared to the prior year. The Company has significant tax loss carryforwards available to offset future taxable income.

Liquidity and Capital Resources
- -------------------------------
       The Company's business is highly seasonal. In the first nine months of the year, cash is required to buy and manufacture inventories. The peak shipping months are from August through November and funds are required to finance accounts receivable from shipment date to December and January, when the Company receives significant cash collections. To finance these needs, the Company uses its working capital, which was $15,602,000 at the end of 1994 and a revolving credit agreement with financial institutions. This agreement provides for total borrowings (including the outstanding term loan) of $17,500,000. At March 31,1995, the term loan outstanding was $3,630,000.

       In the first quarter of the year, the Company collects accounts receivable from the previous Holiday season and begins to acquire inventory for the upcoming season. This is the reason for the positive cash flow provided by operations despite the loss for the period. These funds are then used to repay short-term borrowings.

       The financing agreement contains a prohibition on the payment of dividends if the Company operates at a loss. There are no material commitments for property, plant and equipment expenditures.

                                    PART II
                               MEM COMPANY, INC.
                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

Item 6a.  Exhibits
          10.1  1987 Non-Qualified Stock Option Plan
          10.2  MEM Company, Inc. 1991 Stock Incentive Plan
          10.3  MEM Company, Inc. 1993 Non-Employee Stock
                Incentive Plan

Item 6b.  Reports - None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MEM COMPANY, INC.




                                   BY: /S/ Michael G. Kazimir, Jr.
                                       ---------------------------
                                       MICHAEL G. KAZIMIR, JR.
                                       Executive Vice President
                                       Duly Authorized Officer &
                                       Chief Financial Officer




May 10, 1995

                                 EXHIBIT INDEX






         Exhibit No.                      Exhibit
         -----------                      -------
         10.1           1987 Non-Qualified Stock Option Plan

         10.2           MEM Company, Inc. 1991 Stock Incentive Plan

         10.3           MEM Company, Inc. 1993 Non-Employee Stock Incentive Plan