Form 10-Q
period 1995-06-30
MEM CO INC
filed 1995-08-14
CIK 64807

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended             JUNE 30, 1995
                                --------------------------------------

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to _________________

  Commission file number                     1-5292
                        -----------------------------------------------

                               MEM COMPANY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                 13-5546930
------------------------------            --------------------------
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

      2,580,184 shares of Common Stock were outstanding at June 30, 1995.

                                     PART I
                       MEM COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                JUNE 30, 1995 AND DECEMBER 31, 1994 (Unaudited)

                                                      6/30/95        12/31/94
                                                   ------------    ------------
ASSETS
Current Assets:
Cash ...........................................   $    298,360    $  1,128,897
Accounts receivable, less allowance for
   doubtful accounts of $391,080 at 6/30/95
   and $661,654 at 12/31/94 ....................      5,535,395      12,843,943
Inventories at lower of cost (first-in,
   first-out) or market:
   Finished goods ..............................      9,388,256       6,095,908
   Raw materials and work in process ...........     12,035,889       9,228,083
Prepaid expenses ...............................      1,368,980       1,163,589
                                                   ------------    ------------
Total current assets ...........................     28,626,880      30,460,420

Property, plant and equipment at cost ..........     18,653,339      18,112,508
Less accumulated depreciation ..................    (13,356,564)    (12,788,644)
                                                   ------------    ------------
Net property, plant and equipment ..............      5,296,775       5,323,864

Other Assets:
Advance royalty payments - net .................        638,730         710,010
Other Assets ...................................        207,567         193,729
Intangibles - net ..............................     10,336,826      10,572,940
                                                   ------------    ------------
Total Assets ...................................   $ 45,106,778    $ 47,260,963
                                                   ============    ============

                       MEM COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                JUNE 30, 1995 AND DECEMBER 31, 1994 (Unaudited)
                                  (Continued)

                                                      6/30/95        12/31/94
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Loans payable to financial institutions and
   banks .......................................   $  8,826,181    $  6,528,016
Accounts payable ...............................      5,228,387       4,488,160
Accrued expenses ...............................      1,325,396       2,308,387
Notes payable-current portion ..................      1,534,489       1,534,066
                                                   ------------    ------------
Total current liabilities ......................     16,914,453      14,858,629

Long term notes ................................      3,831,740       4,906,624

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.05 par value: 6,000,000 shares
   authorized, 3,000,000 shares issued .........        150,000         150,000
Additional paid-in capital .....................      3,090,110       3,090,110
Retained earnings ..............................     26,246,762      29,442,756
Less:  Common stock in treasury at cost ........     (4,607,180)     (4,607,180)
    :  Translation adjustment account ..........       (519,107)       (579,976)
                                                   ------------    ------------
Total stockholders' equity .....................     24,360,585      27,495,710
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity .....   $ 45,106,778    $ 47,260,963
                                                   ============    ============

                               MEM COMPANY, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME
                            SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                          (Unaudited)

                                                          1995                                  1994
                                             -------------------------------       -------------------------------
                                               QUARTER          YEAR TO DATE         QUARTER          YEAR TO DATE
                                             ------------       ------------       ------------       ------------
Net Sales .............................      $  4,703,688       $ 10,985,222       $  5,647,318       $ 10,888,367
Cost of sales .........................         2,733,824          6,202,368          3,776,926          6,858,643
Selling and shipping exp. .............         2,527,112          4,807,886          2,619,723          4,707,538
General and
  administrative expense ..............         1,226,176          2,441,254          1,248,831          2,432,844
                                             ------------       ------------       ------------       ------------
                                               (1,783,424)        (2,466,286)        (1,998,162)        (3,110,658)

Other income (expense):
Royalties, interest and
  other income ........................            72,405            177,170             93,807            218,572
Amortization of
  intangibles .........................          (119,358)          (238,689)           (49,369)           (63,761)
Interest expense ......................          (323,900)          (587,894)          (141,531)          (198,338)
Financing expense .....................           (47,898)           (80,295)           (33,975)           (61,575)
                                             ------------       ------------       ------------       ------------

(Loss) before income taxes ............        (2,202,175)        (3,195,994)        (2,129,230)        (3,215,760)
Income tax (benefit) ..................              --                 --                 --                 --
                                             ------------       ------------       ------------       ------------

Net income (loss) .....................      $ (2,202,175)      $ (3,195,994)      $ (2,129,230)      $ (3,215,760)
                                             ============       ============       ============       ============

Net (loss) per share ..................      $       (.85)      $      (1.24)      $       (.83)      $      (1.25)
                                             ============       ============       ============       ============

Average number of
  shares outstanding ..................         2,580,184          2,580,184          2,571,521          2,571,521




   Net income (loss) per share was determined by dividing net income (loss) by the average number of shares outstanding during the respective period.

                       MEM COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 and 1994
                                  (Unaudited)

                                                    1995            1994
                                                -----------      -----------
Cash Flows from Operating Activities
Net income (loss) .........................     $(3,195,994)     $(3,215,760)
Depreciation and amortization .............         844,071          733,207
Provision for losses on accounts receivable         108,942           87,977
(Increase) decrease in accounts receivable        7,226,063        4,924,821
(Increase) decrease in inventory ..........      (6,047,332)      (6,626,958)
(Increase) decrease in other current assets        (204,000)        (361,523)
(Increase) decrease in other assets .......         (13,838)         (13,838)
Increase (decrease) in accounts payable ...         729,137        3,805,729
Increase (decrease) in accrued expenses ...        (988,162)        (293,191)
                                                -----------      -----------

Net cash (used in) operating
   activities .............................      (1,541,113)        (959,536)

Cash Flows from Investing Activities
Acquisition of trademark ..................            --         (8,253,164)
Additions to plant and equipment ..........        (496,887)        (321,487)
Collection of note receivable .............            --            127,266
                                                -----------      -----------

Net cash (used in) investing
   activities .............................        (496,887)      (8,447,385)

Cash Flows from Financing Activities
Short-term borrowings .....................       8,611,394          733,027
(Repayments of) short-term borrowings .....      (6,316,076)        (657,218)
Proceeds from long-term notes .............            --          9,012,000
(Payments of) long-term notes .............      (1,089,159)        (126,461)
                                                -----------      -----------

Net cash provided by financing
activities ................................       1,206,159        8,961,348

Effect of exchange rate changes on cash ...           1,304           47,041
                                                -----------      -----------

Net increase (decrease) in cash ...........        (830,537)        (398,532)

Cash at the beginning of the year .........       1,128,897          992,019
                                                -----------      -----------

Cash at the end of the period .............     $   298,360      $   593,487
                                                ===========      ===========

The information on pages 2-5 reflects all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation of the results for those periods.

                    MANAGEMENT'S DISCUSSION and ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1995 and 1994

       Net sales for the first six months were modestly higher than in 1994. Gross sales increased by $943,000. Sales of British Sterling and Timberline, which were sold beginning in the second half of 1994, were approximately $2,500,000 this year and these sales were partially offset by declines in sales of Love's Baby Soft and English Leather products. Returns and allowances increased by $846,000 as a result of returns related to the higher level of sales during the 1994 holiday season. Sales of Tinkerbell products in the United Kingdom continued to grow, and were modestly behind 1994 levels in the United States. Our Canadian business improved over 1994 primarily as a result of lower returns in 1995. Modest sales price increases on various products were effective at the beginning of 1995. The effects of inflation and exchange rate fluctuations were not material.

       Cost of sales decreased from 63% of sales in 1994 to 57% in 1995. This resulted from lower cost of goods of the Timberline brand than other products, the effects of lower anticipated returns on current sales volume, efficiencies from higher levels of production and the sales price increases. Selling, shipping and general and administrative expenses were about the same as in 1994, and marketing expenses increased by approximately $135,000.

       Royalties, interest and other income declined principally due to the absence of interest income from a note receivable which was paid in full in October 1994. Amortization of intangibles increased $175,000 as a result of the inclusion of amortization of the British Sterling trademark for six months in 1995 compared to one month in the first half of 1994. Interest expense increased $185,000 as a result of the long term notes issued in connection with the British Sterling acquisition in May, 1994 and increased $205,000 as a result of higher short term loans outstanding in 1995 to finance higher receivables and inventories. In total, the improvement in operating margins was offset by the higher non-operating costs incurred as a result of the British Sterling acquisition, resulting in a loss which was basically unchanged from 1994. The Company has significant tax loss carryforwards available to offset future taxable income.


Quarter Ended June 30, 1995 and 1994

       Net sales declined by $944,000 as a result of a decline in gross sales of $130,000 and an increase in returns and allowances of $814,000. The reasons for these changes are substantially the same as those mentioned in the six months discussion. Cost of sales declined in relation to sales from 67% in 1994 to 58% in 1995. This improvement resulted from lower manufacturing costs and from sales price increases instituted at the beginning of the year. Shipping and selling expenses declined $167,000, marketing expenses increased $74,000 and general and administrative expenses declined modestly. The reasons for changes in interest income, intangibles and interest expense are substantially the same as discussed previously.

Liquidity and Capital Resources

       In May 1994, the Company acquired the British Sterling trademarks and related assets and inventory for a total purchase price of $9,182,000, of which $8,145,000 was for the trademarks, $1,029,000 for inventories and $8,000 for fixed assets. The purchase price was paid with $7,250,000 in cash, consisting of $200,000 from the Company's working capital and $7,050,000 borrowed under a 5-year term loan added to the Company's existing revolving credit facility, and with an unsecured $1,932,000 promissory note payable to the seller over three years at 8% interest. Other costs of the acquisition were $196,215.

       The Company's existing revolving credit facility with Fremont Financial Corporation was amended in May 1994 to increase the facility from $15 to $17.5 million, provide for the term loan and extend the maturity of the agreement from 1996 to 1998. The term loan is payable in equal monthly installments of principal over five years, with interest at prime plus 2.5%. The Company was also the holder of a $2,465,000 note receivable from an unrelated party which was paid in October 1994. The proceeds of this note were applied to reduce the term loan by reducing each of the scheduled monthly payments.

       The Company's business is highly seasonal. In the first nine months of the year, cash is required to buy and manufacture inventories. The peak shipping months are from August through November and funds are required to finance accounts receivable from shipment date to December and January, when the Company receives significant cash collections. To finance these needs, the Company uses its working capital, which was $15,602,000 at the end of 1994, and a revolving credit agreement with financial institutions. At June 30, 1995, $3,412,000 was outstanding on the term loan and $8,301,000 was outstanding under working capital loans.

       In the first half of the year, the Company collects accounts receivable from the previous Holiday season. This is the reason that the cash flow used in operations is significantly less than the loss for the period. Initial positive cash flow is used to repay short-term borrowings and then short-term borrowings are utilized. In 1995, accounts receivable decreased by $7,226,000 compared to $4,925,000 in 1994. The increase is due to the higher level of receivables outstanding at December 31, 1994, compared to the prior year, offset by lower sales in the second quarter of 1995. The smaller increase in accounts payable is related to the timing of purchases, the majority of which were made earlier in 1995 than in 1994. The increase in short-term borrowings relates to the timing of purchases and the changes in accounts payable.

       The financing agreement contains a prohibition on the payment of dividends if the Company operates at a loss. There are no material commitments for property, plant and equipment expenditures.

                                    PART II
                               MEM COMPANY, INC.
                               OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        On April 27, 1995, an annual meeting of shareholders of the Company was held at which (i) directors were elected to serve until their successors shall have been elected and shall have qualified, and (ii) the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1995 was ratified. The number of votes cast for, against or withheld/ abstained with regard to each nominee or matter are set forth below.

                                                      Withheld/
                              For        Against      Abstained
                           ---------     -------      ---------
Election of Directors
 Elizabeth C. Mayer        2,486,390       N/A          20,546
 Paul Hallingby, Jr.       2,486,690       N/A          20,246
 Gay A. Mayer              2,485,243       N/A          21,693
 Derek B. Van Dusen        2,486,190       N/A          20,746
 Robert E. Mulcahy III     2,486,690       N/A          20,246
 Laurette M. Beach         2,486,390       N/A          20,546

Ratification of Auditors   2,501,918      3,400          1,618

Item 6.   Exhibits and Reports on Form 8-K

Item 6a.  Exhibits - None

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


August 14, 1995