Form 10-Q
period 1995-09-30
MEM CO INC
filed 1995-11-14
CIK 64807

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended             SEPTEMBER 30, 1995
                                --------------------------------------

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

    2,580,184 shares of Common Stock were outstanding at September 30, 1995.

                                     PART I
                       MEM COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              SEPTEMBER 30, 1995 AND DECEMBER 31, 1994 (Unaudited)


                                                      9/30/95        12/31/94
                                                   ------------    ------------
ASSETS
Current Assets:
Cash ...........................................   $    233,247    $  1,128,897
Accounts receivable, less allowance for
   doubtful accounts of $448,797 at 9/30/95
   and $661,654 at 12/31/94 ....................     15,393,193      12,843,943
Inventories at lower of cost (first-in,
   first-out) or market:
   Finished goods ..............................      9,658,141       6,095,908
   Raw materials and work in process ...........     10,953,682       9,228,083
Prepaid expenses ...............................      1,046,207       1,163,589
                                                   ------------    ------------
Total current assets ...........................     37,284,470      30,460,420

Property, plant and equipment at cost ..........     18,969,988      18,112,508
Less accumulated depreciation ..................    (13,647,869)    (12,788,644)
                                                   ------------    ------------
Net property, plant and equipment ..............      5,322,119       5,323,864

Other Assets:
Advance royalty payments - net .................        603,090         710,010
Other Assets ...................................        207,583         193,729
Intangibles - net ..............................     10,219,960      10,572,940
                                                   ------------    ------------
Total Assets ...................................   $ 53,637,222    $ 47,260,963
                                                   ============    ============

                                     PART I
                       MEM COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              SEPTEMBER 30, 1995 AND DECEMBER 31, 1994 (Unaudited)
                                  (Continued)


                                                      9/30/95        12/31/94
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Loans payable to financial institutions and
   banks .......................................   $ 14,449,751    $  6,528,016
Accounts payable ...............................      4,974,406       4,488,160
Accrued expenses ...............................      4,066,299       2,308,387
Notes payable-current portion ..................      1,534,913       1,534,066
                                                   ------------    ------------
Total current liabilities ......................     25,025,369      14,858,629

Long term notes ................................      3,623,184       4,906,624

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.05 par value: 6,000,000 shares
   authorized, 3,000,000 shares issued .........        150,000         150,000
Additional paid-in capital .....................      3,090,110       3,090,110
Retained earnings ..............................     26,800,798      29,442,756
Less:  Common stock in treasury at cost ........     (4,607,180)     (4,607,180)
    :  Translation adjustment account ..........       (445,059)       (579,976)
                                                   ------------    ------------
Total stockholders' equity .....................     24,988,669      27,495,710
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity .....   $ 53,637,222    $ 47,260,963
                                                   ============    ============

                       MEM COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                          1995                                 1994
                             -------------------------------       -------------------------------
                                QUARTER         YEAR TO DATE          QUARTER         YEAR TO DATE
                             ------------       ------------       ------------       ------------
Net Sales .............      $ 16,699,114       $ 27,684,336       $ 19,057,188       $ 29,945,555
Cost of sales .........         8,894,995         15,097,363          9,260,622         16,119,265
Selling and
 shipping exp .........         5,407,422         10,215,308          7,060,343         11,767,881
General and admin.
 expense ..............         1,323,450          3,764,704          1,226,470          3,659,314
                             ------------       ------------       ------------       ------------
                                1,073,247         (1,393,039)         1,509,753         (1,600,905)
Other income (expense):
Royalties, interest and
  other income ........            77,013            254,183            157,091            375,663
Amortization of
  intangibles .........          (119,394)          (358,083)          (119,397)          (183,158)
Interest expense ......          (440,244)        (1,028,138)          (345,387)          (543,725)
Financing expense .....           (36,586)          (116,881)           (39,935)          (101,510)
                             ------------       ------------       ------------       ------------
Income (loss) before
 income taxes .........           554,036         (2,641,958)         1,162,125         (2,053,635)
Income tax (benefit) ..              --                 --                 --                 --
                             ------------       ------------       ------------       ------------

Net income (loss) .....      $    554,036       $ (2,641,958)      $  1,162,125       $ (2,053,635)
                             ============       ============       ============       ============

Net income (loss)
 per share ............      $        .22       $      (1.02)      $        .45       $       (.80)
                             ============       ============       ============       ============
Average number of
 shares outstanding ...         2,580,184          2,580,184          2,574,720          2,574,720

         Net  income  (loss) per share was  determined  by  dividing  net income
         (loss)  by  the  average  number  of  shares   outstanding  during  the
         respective period.

                       MEM COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994
                                  (Unaudited)

                                                       1995            1994
                                                   ------------    ------------
Cash Flows from Operating Activities
Net income (loss) ..............................   $ (2,641,958)   $ (2,053,635)
Depreciation and amortization ..................      1,268,186       1,183,096
Provision for losses on accounts receivable ....        163,589         145,844
(Increase) decrease in accounts receivable .....     (2,649,881)     (8,345,886)
(Increase) decrease in inventory ...............     (5,208,810)     (9,878,028)
(Increase) decrease in other current assets ....        118,870        (141,181)
(Increase) decrease in other assets ............        (13,854)        (13,852)
Increase (decrease) in accounts payable ........        473,229       4,972,675
Increase (decrease) in accrued expenses ........      1,742,695       3,859,656
                                                   ------------    ------------
Net cash (used in) operating
   activities ..................................     (6,747,934)    (10,271,311)

Cash Flows from Investing Activities
Acquisition of trademark .......................           --        (8,341,215)
Additions to plant and equipment ...............       (783,343)       (774,526)
Collection of note receivable ..................           --           192,737
                                                   ------------    ------------
Net cash (used in) investing
   activities ..................................       (783,343)     (8,923,004)

Cash Flows from Financing Activities
Short-term borrowings ..........................     14,238,231      10,651,705
(Repayments of) short-term borrowings ..........     (6,316,076)       (657,218)
Proceeds from long-term notes ..................           --         8,982,000
(Payments of) long-term notes ..................     (1,311,868)       (483,866)
Issuance of treasury stock .....................           --            30,330
                                                   ------------    ------------
Net cash provided by financing
   activities ..................................      6,610,287      18,522,951

Effect of exchange rate changes on cash ........         25,340          15,016
                                                   ------------    ------------

Net increase (decrease) in cash ................       (895,650)       (656,348)

Cash at the beginning of the year ..............      1,128,897         992,019
                                                   ------------    ------------

Cash at the end of the period ..................   $    233,247    $    335,671
                                                   ============    ============

The information on pages 2-4 reflects all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation of the results for those periods.

                    MANAGEMENT'S DISCUSSION and ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1995 and 1994

       Net sales for the first nine months were 8% lower than in 1994. Gross sales declined by $1,682,000. Sales of British Sterling, acquired in May, 1994 were $5,422,000 in 1995 and $3,092,000 in 1994. Sales of Timberline, introduced in the second half of 1994, were $883,000 in 1995 and $3,070,000 in 1994. Sales of English Leather and other men's products were lower by approximately $1,045,000 and sales of Love's Baby Soft and Heaven Sent items were $780,000 lower than in 1995. Declines in Tinkerbell sales in the U.S. were offset by strong sales growth in the United Kingdom. Returns and allowances increased by $581,000 as a result of returns related to the higher level of sales during the 1994 holiday season and the introduction of new products in 1994. Canadian sales were 5% lower than last year as a result of lower gross sales. Modest sales price increases on various products were effective at the beginning of 1995. The effects of inflation and exchange rate fluctuations were not material.

       Cost of sales increased from 54% of sales in 1994 to 55% in 1995. Efficiencies from higher levels of production, the effects of lower anticipated returns on current sales volume and the sales price increases all contributed to lowering the cost of goods and offset most of the gross profit loss from substantially lower Timberline sales, which have a lower cost of goods than other products. Selling and shipping expense declined from 39% of sales in 1994 to 37% in 1995 as a result of lower marketing expenses in 1995 for the Timberline brand. Various general and administrative expenses increased modestly over the prior year.

       Royalties, interest and other income declined $121,000 due to the absence of interest income from a note receivable which was paid in full in October, 1994. Amortization of intangibles increased $175,000 as a result of the inclusion of amortization of the British Sterling trademark for nine months in 1995 compared to four months in 1994. Interest expense increased $79,000 as a result of the long term notes issued in connection with the British Sterling acquisition in May, 1994 and increased $405,000 as a result of higher short term loans outstanding during 1995 to finance higher receivables and inventories during the year and for funds utilized to repay long term notes. In total, the operating loss declined from 1994, but the higher non-operating costs resulted in a loss which was $588,000 greater than in 1994. The Company has significant tax loss carryforwards available to offset future taxable income.

Quarter Ended September 30, 1995 and 1994

       Net sales declined by $2,358,000 as a result of a decline in gross sales of $2,623,000 and a decline in returns and allowances of $265,000. The decline in gross sales is attributable to substantially lower sales of Timberline. Modest increases in sales of British Sterling and Love's were offset by sales decreases in English Leather and Heaven Sent. Sales of Tinkerbell were unchanged from 1994. Sales in the U.K. showed a small increase and Canadian sales were down 11%.

       Cost of sales increased from 49% of sales to 53% in 1995 due to the decline in sales of Timberline products, which have a lower cost of goods than other fragrance products sold by the Company. The decline in selling and shipping expense resulted from lower distribution expenses by $320,000 and a decline of $1,333,000 in marketing expenses in 1995, principally related to the Timberline brand. The reasons for changes in general and administrative expenses, interest income and interest expense are substantially the same as discussed previously.

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

       The Company's existing revolving credit facility with Fremont Financial Corporation was amended in May 1994 to increase the facility from $15 to $17.5 million, provide for the term loan and extend the maturity of the agreement from 1996 to 1998. The term loan was payable in equal monthly installments of principal over five years, with interest at prime plus 2.5%. The Company was also the holder of a $2,465,000 note receivable from an unrelated party which was paid in October 1994. The proceeds of this note were applied to reduce the term loan by reducing each of the scheduled monthly payments.

       The Fremont agreement was amended as of June 1, 1995 to reduce the interest rate on all borrowings to prime plus 2% and was extended one year to mature on April 6, 1999. The agreement also provides that the maximum borrowings during the months of September through December of any year may be $20 million if the borrowing is properly supported by eligible collateral.

       The Company's business is highly seasonal. In the first nine months of the year, cash is required to buy and manufacture inventories. The peak shipping months are from August through November and funds are required to finance accounts receivable from shipment date to December and January, when the Company receives significant cash collections. To finance these needs, the Company uses its working capital, which was $15,602,000 at the end of 1994, and a revolving credit agreement with financial institutions. At September 30, 1995, $3,194,000 was outstanding on the term loan and $13,934,000 was outstanding under working capital loans.

       In the first half of the year, the Company collects accounts receivable from the previous Holiday season. Initial positive cash flow is used to repay short-term borrowings and then short-term borrowings are utilized to acquire inventory for goods to be shipped for the upcoming Holiday season. The increase in inventories in 1995 is significantly less than in 1994 due to lower purchases in 1995 and the carryover of higher inventories at December 31, 1994. Accounts receivable also increased by a much smaller amount than in 1994 due to lower sales in 1995 and the higher receivables outstanding at December, 1994 than in 1993. The smaller increase in accounts payable is related to the timing of purchases, the majority of which were made earlier in 1995 than in 1994. The increase in short-term borrowings relates to the timing of purchases and the changes in accounts payable as well as funds utilized for payments of long-term notes. The small increase in accrued expenses results from the significant decrease in budgeted marketing expenses, principally those connected with the introduction of Timberline in 1994.

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




November 14, 1995