Form 10-K
period 1995-12-31
MEM CO INC
filed 1996-03-26
CIK 64807

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark one)
         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1995

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to________.

Commission File Number 1-5292

                                MEM COMPANY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            NEW YORK                                            13-5546930
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I. R. S. Employer
 incorporation or organization)                           Identification Number)

         UNION STREET EXTENSION
         NORTHVALE, NEW JERSEY                                          07647
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (201) 767 - 0100

Securities registered pursuant to Section 12 (b) of the Act:

                                                          Name of each exchange
    Title of each class                                    on which registered
----------------------------                             -----------------------
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

There were 2,583,184 shares of the Registrant's Common Stock outstanding at March 13, 1996. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the American Stock Exchange as reported in the Wall Street Journal) on March 13, 1996 was $2,955,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or portions thereof, have been incorporated herein by reference:

(i) portions of the Registrant's definitive proxy statement to be furnished in connection with its Annual Meeting of Shareholders to be held April 23, 1996 (the "Definitive Proxy Statement") have been incorporated by reference in Part III hereof.

                                     PART I

Item 1.   Business

         (a)  General Development of Business

         MEM Company, Inc. (the "Company" or the "Registrant") was incorporated in 1948 under the laws of the State of New York. The business of the Company principally consists of manufacturing, selling and distributing a diversified line of toiletries in several fragrance groups. These are marketed under the nationally advertised trademarks English Leather(R) , British Sterling(R), Heaven Sent(R), LOVE'S(R), and Tinkerbell(R). The Company also markets Acqua di Selva(R), a premium priced imported line of men's toiletries, through a subsidiary.

         In May 1994, the Company acquired the trademark and inventories relating to the British Sterling(R) fragrance line of men's products. In mid 1994, the Company introduced the Timberline(R) fragrance line for young men in the "Generation X" category and in the women's product category, the Company began marketing its Heaven Sent Vanilla line and also introduced the Love's Frenzy(R) and Love's Clean & Natural product lines. In 1995, the Company began marketing its Love's White Vanilla line.

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

         Tom Fields, Ltd. ("Tom Fields") operates as a division of the Company. Tom Fields manufactures and markets a line of children's cosmetics and accessories principally under the trademark Tinkerbell(R). A subsidiary, Tom Fields (U.K.) Ltd., markets this line of children's products in the United Kingdom and in Europe.

         The principal market for all of the above products is the United States. No significant change occurred during the fiscal year 1995 in kinds of products, markets or methods of distribution.

         (b)  Financial Information About Industry Segments

         The Company operates in one industry segment: the production and distribution of toiletries and accessories for men, women and children.

         Consolidated financial information relating to product lines, domestic and foreign operations and export sales for the years ended December 31 is as follows ($000 omitted):

                                                 1995        1994        1993
                                               --------    --------    --------
Sales by product lines:
     English Leather and other men's .......   $ 22,226    $ 29,484    $ 17,287
     Women's ...............................     11,452      12,623      11,171
     Tinkerbell ............................     11,147      10,987       9,996
                                               --------    --------    --------
                                               $ 44,825    $ 53,094    $ 38,454
                                               ========    ========    ========

Sales to unaffiliated customers:
     United States .........................   $ 37,130    $ 46,029    $ 31,798
     Canada ................................      2,884       2,894       2,709
     United Kingdom ........................      3,907       3,144       2,502
     Export sales to other countries .......        904       1,027       1,445
                                               --------    --------    --------
                                               $ 44,825    $ 53,094    $ 38,454
                                               ========    ========    ========

Income (loss) before interest and taxes:
     United States .........................   $ (1,390)   $   (169)   $ (1,665)
     Canada ................................       (133)        (15)       (316)
     United Kingdom ........................        143         (32)       (100)
                                               --------    --------    --------
                                               $ (1,380)   $   (216)   $ (2,081)
                                               ========    ========    ========

Identifiable assets:
     United States .........................   $ 40,205    $ 42,772    $ 29,983
     Canada ................................      3,057       2,763       2,881
     United Kingdom ........................      2,562       1,726       1,418
                                               --------    --------    --------
                                               $ 45,824    $ 47,261    $ 34,282
                                               ========    ========    ========

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

         Although the Company and its subsidiaries are not dependent upon a single customer or a very few customers for their business, one national customer represented 13% of net sales in 1995 and 14% in 1994. The Company has done substantial business with this customer for several years and feels they have a good business relationship. Although the total loss of business with the customer would have a material adverse effect, the Company considers that possibility to be remote. Due to the seasonal nature of the business and the heavy volume of shipments made in the last half of the year, there was no significant backlog of orders as of December 31, 1995 or 1994. In 1995 and 1994 the last half of the calendar year accounted for 75% and 79% of net sales, respectively. The related inventory requirements and accounts receivable are financed by the Company's revolving credit agreement. Present supply sources are adequate for the requirements of the business and several alternate sources are available if needed. For the protection against misuse by others, the trademarks under which most of the toiletry and accessory products are sold by the Company have been registered in the United States Patent Office and in many other countries. At December 31, 1995, the Company and its subsidiaries employed 391 persons.

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

         The Company owns the majority of the trademarks under which it makes its products for which it pays no royalties. It uses certain trademarks pursuant to licensing agreements which generally provide for royalties based on the net sales volume of trademarked products. In 1993 the Company exercised its option to make a one time $500,000 payment under a licensing agreement in lieu of making any future royalty payments under the agreement. Royalties were not a material portion of the Company's costs during the Company's last three fiscal years. All the licenses are of perpetual duration.

         The Company's expenditures for research and development were immaterial during the years ended December 31, 1995, 1994 and 1993.

Item 1A.  Executive Officers of the Registrant   (See Item 10 herein)

     All of the officers set forth below have been elected to serve until the next Annual Meeting of the Company's Board of Directors or until their successors are elected and qualified.

                                                                                               Officer
Name                                Office Held                                 Age             Since
----                                -----------                                 ---            -------
Gay A. Mayer                        Chairman of the Board,                      53               1966
                                    President, Chief Executive Officer

Michael G. Kazimir, Jr.             Executive Vice President,                   52               1990
                                    Chief Operating Officer,
                                    Chief Financial Officer

Brian C. McNally                    Senior Vice President, Sales                39               1995

Steven M. Feigenbaum                Vice President, Sales                       48               1991

Robert O. Hurry                     Vice President, Finance and Treasurer       57               1966

Donald E. Jensen                    Vice President, Operations                  51               1994

Nicholas J. Marinacci               Vice President, Marketing                   48               1994

Nicholas A. Villanova               Vice President, Purchasing &                48               1995
                                    Package Development

Margaret A. Powers                  Secretary                                   61               1983

     All officers serve at the pleasure of the Board of Directors. All of the above executive officers have served as such for the past five years except Messrs. Kazimir, McNally, Feigenbaum, Jensen, Marinacci and Villanova.

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

     Mr. McNally previously had been Director of National Accounts and Trade Relations at Church & Dwight, Inc., a consumer packaged goods company, from 1994 to 1995. From 1988 to 1994, he was Director of Field Sales USA for Beiersdorf, Inc., also a consumer packaged goods company.

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

         Mr. Villanova previously had been Vice President of Purchasing and Package Development at Dawson Home Fashions, a manufacturer of bath accessories, from 1993 to 1995. Prior to that he was Vice President of Operations at Perfumers Workshop, Ltd., a manufacturer of fragrances, from 1991 to 1992. Previously he held several positions at Cosmair, a manufacturer of hair care and cosmetics, from 1983 to 1991, the most recent of which was Director of Logistics.

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

         Not applicable

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Quarterly Market and Dividend Information

         The common stock of the Company is traded on the American Stock Exchange under the ticker symbol MEM. As of March 6, 1996, the number of record holders of common stock was 416. The quarterly high and low sales prices for the past two years are as follows:

                                                Price Range of Common Stock
                                                1995                    1994
                                          -----------------       -----------------
                                          High         Low        High         Low
                                          -----       -----       -----       -----
First Quarter ..................          $4.63       $3.13       $4.50       $3.88
Second Quarter .................           4.00        3.25        4.50        3.88
Third Quarter ..................           3.75        3.25        6.38        3.88
Fourth Quarter .................           3.75        2.75        5.63        3.75

The Company has not declared any cash dividends for the past five years, and does not anticipate that dividends will be paid in the foreseeable future. Restrictions on dividend payments contained in the Company's financing agreement currently prohibit the declaration of dividends if the Company operates at a loss.

Item 6.  Selected Financial Data.  (In thousands, except per share figures)

                                                        Years Ended December 31,
                                    1995           1994           1993           1992           1991
                                  --------       --------       --------       --------       --------
Summary of Operations:
Net sales ..................      $ 44,825       $ 53,094       $ 38,454       $ 44,751       $ 57,949
Net income (loss) ..........      $ (2,982)      $ (1,328)      $ (2,570)      $ (4,300)      $     44
    Per share ..............      $  (1.16)      $   (.52)      $  (1.00)      $  (1.67)      $    .02
Dividends declared .........      $   --         $   --         $   --         $   --         $   --
Weighted average shares
    outstanding ............         2,581          2,576          2,572          2,571          2,570

Year-End Financial Position:
Working capital ............      $ 11,971       $ 15,602       $ 18,068       $ 19,636       $ 24,471
Property, plant and
    equipment-net ..........      $  5,181       $  5,324       $  5,513       $  6,084       $  6,685
Total assets ...............      $ 45,824       $ 47,261       $ 34,282       $ 39,514       $ 43,626
Long term notes ............      $  3,370       $  4,907       $    699       $   --         $    838
Stockholders' equity .......      $ 24,657       $ 27,496       $ 28,919       $ 31,589       $ 36,310
Stockholders' equity
    per share ..............      $   9.55       $  10.66       $  11.24       $  12.29       $  14.13
Shares outstanding at end
    of year ................         2,583          2,580          2,573          2,571          2,570

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations

1995 Compared to 1994

         Consolidated net sales in 1995 were 16% lower than in 1994. Almost all of the decline occurred in the men's product lines. Net sales of Timberline, which was introduced in 1994, declined by $4,200,000, reflecting the decision by several major customers not to re-purchase the line in 1995. Sales of English Leather fragrance products declined $1,300,000 and British Sterling sales were $900,000 lower than in 1994. Sales of women's products declined $1,200,000, principally due to lower sales of Heaven Sent products. Sales of Love's Baby Soft products were about the same as in 1994. Sales of Love's White Vanilla, introduced in 1995, offset sales declines in Love's Frenzy and Love's Clean & Natural product lines. Overall Tinkerbell sales increased modestly over the prior year, with a 24% sales growth in the United Kingdom. This was partially offset by lower sales to a large customer in the United States. The decrease in overall sales was primarily the result of lower unit sales. Unit sales price increases in 1995 were not significant.

         Sales in the United States were 19% lower than in 1994, half of which was the decline in Timberline sales. The retail environment continued to be very nervous, with most major retailers continuing to reduce their commitments to inventories of fragrance products. This, coupled with the loss of sales to customers who had filed for bankruptcy protection earlier in the year, resulted in a 26% decline in fourth quarter shipments. Sales of men's and women's fragrances also continued to be impacted by competition from higher priced "prestige" fragrances being sold in the Company's distribution channels and from larger companies with greater resources to commit to advertising and marketing programs.

         Canadian sales were the same in 1995 as in 1994, but higher costs of goods sold resulted in a higher operating loss than in 1994. Tinkerbell sales in the United Kingdom continued their growth pattern and as a result, this subsidiary produced a modest profit for the year. Overall, the effects of inflation and exchange rate fluctuations were not material. The Company continues to investigate opportunities to develop or acquire contra-seasonal brands or products to compensate for the current seasonality of its business.

         Retailers continue to consider fragrance merchandise to be highly promotional and seasonal, and request permission to return unsold goods. During the past several years, management has worked closely with customers concerning their level of anticipated sales. However, the generally weak retail environment during 1995 resulted in an increase in actual and anticipated returns of $250,000 compared to 1994 despite the lower sales level in 1995, and the percentage of returns to gross sales increased to 18% in 1995 from 15% in 1994.

         Cost of sales rose in relation to sales from 54% to 57% primarily as a result of lower 1995 sales of Timberline products, which have a substantially lower cost of goods than other products. In addition, the cost of goods percentage was adversely affected by the higher per unit manufacturing costs resulting from lower production levels in 1995. Shipping and distribution expenses were slightly lower in relation to sales in 1995 than in 1994. Selling expenses, which are relatively fixed in nature, declined modestly in amount but rose in relation to sales. Marketing expenses declined significantly from 23% to 19% of sales in 1995. This reduction is primarily due to the substantial expenditures incurred in 1994 in the introduction of the Timberline fragrance line which were not repeated in 1995. Marketing expenses for other brands increased by approximately $750,000 in 1995. General and administrative expense was at the same level as in 1994. A decrease of $77,000 in the provision for doubtful accounts was offset by increases in personnel and consulting expenses.

         Royalty income increased as a result of higher amounts received from both English Leather and Tinkerbell licensing arrangements. Interest income declined as a result of the collection of a note receivable which was paid in full in October, 1994. Amortization of intangibles increased as a result of the inclusion of amortization of the British Sterling trademark for a full year in 1995 compared to seven months in 1994. Interest expense increased $43,000 as a result of the long term notes (net of repayments) issued in connection with the British Sterling acquisition in May, 1994, and also increased $447,000 as a result of higher short term loans outstanding during 1995 to finance higher receivables and inventories during the year and for funds utilized to repay long term notes. Interest rates on borrowings were approximately 100 basis points higher in 1995 than in 1994. The Company has over $11,150,000 of domestic and foreign income tax loss carryforwards and accordingly does not anticipate paying income taxes until future earnings exceed the carryforwards.

1994 Compared to 1993

         Consolidated net sales in 1994 were 38% higher than in 1993. This sales increase resulted primarily from the acquisition of the British Sterling line of men's toiletries in May, 1994 from the Speidel Division of Textron, Inc. and from the introduction of the Timberline fragrance line for "Generation X" young men. In addition, the Company introduced its Heaven Sent Vanilla line of fragrance products, the Love's Frenzy product line and the Love's Clean & Natural environmentally sensitive product line. All of these new brands and products were sold through the Company's existing channels of distribution by its regular salesforce. Sales of English Leather fragrances increased modestly over 1993, and sales of Love's Baby Soft and Heaven Sent were slightly lower than in 1993, excluding the new products. Sales of Tinkerbell products increased almost $1,000,000, of which $642,000 came from the United Kingdom. Lower domestic Tinkerbell sales of $1,090,000 were primarily the result of no 1994 sales to a customer with a sizable 1993 volume, and this decline was more than offset by a decline in returns of $1,250,000. The increase in overall consolidated sales was primarily the result of higher unit sales, as unit sales price increases in 1994 were not significant.

         Sales in the United States increased 45% as the result of new product sales. This sales growth was achieved in spite of the fact that some retailers continued to reduce their commitments to fragrance products, and most all continued their efforts to minimize their inventory investment. Fragrance sales were impacted by competition from "prestige" fragrances being sold to the Company's customers and from companies with larger resources to commit to advertising and marketing programs.

         Canadian sales were up 13% in local currency and 7% in U. S. dollar equivalent, and the operating loss was sharply reduced from the prior year. Tinkerbell sales in the United Kingdom increased over 25% and are approaching the volume necessary to achieve profitable operations. The effects of inflation and exchange rate fluctuations were not material.

         During the past few years, management has worked closely with the customers concerning their level of anticipated sales. As a result, actual and anticipated returns decreased by $100,000 in 1994 compared to 1993 despite the significantly higher sales level in 1994, and the percentage of returns to gross sales decreased to 15% in 1994 from 20% in 1993.

         Cost of sales declined in relation to sales from 59% of sales in 1993 to 54% in 1994. The primary reason for this improvement was the higher gross margins on the new brands introduced in 1994, principally Timberline. In addition, production costs were lower in 1994 due to higher manufacturing volume. Selling and shipping expense increased from 34% of sales in 1993 to 37% in 1994. Shipping and distribution expenses were slightly lower in relation to sales in 1994 than in 1993. Selling expenses remained the same despite the large sales increase, reflecting the relatively fixed nature of these expenses. Marketing expenses rose significantly from 17% of sales in 1993 to 23% in 1994 principally as a result of expenditures incurred in the introduction of the Timberline fragrance line. General and administrative expense increased $311,000, which resulted from an increase in the provision for losses on accounts receivable. Personnel and other administrative costs were the same as in 1993.

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

Liquidity and Capital Resources

         The Company's business is highly seasonal. In the first nine months of the year, cash is required to buy and manufacture inventories. The peak shipping months are from August through November and funds are required to finance accounts receivable from shipment date to December and January, when the Company receives significant cash collections. To finance these needs, the Company uses its working capital, which was $11,971,000 at the end of 1995, and a revolving credit agreement with a financial institution expiring in 1999, which provides for a $17,500,000 line of credit, based on eligible collateral. This line of credit may be increased to $20,000,000 during peak seasonal periods. In 1995, the maximum amount outstanding on short-term borrowings was $16,590,000. At December 31, 1995, short-term loans of $10,296,000 were outstanding under the agreement. The borrowings were subsequently reduced to $3,880,000 in February 1996. The revolving credit agreement contains a prohibition on the payment of dividends if the Company operates at a loss, and considers a material adverse change as a potential event of default. There are no material commitments for capital expenditures.

         Net cash used in operating activities in 1995 was $2,071,000 and resulted primarily from the loss incurred for the year. Depreciation and amortization increased $175,000 due to a full year of British Sterling amortization in 1995 and a decrease in depreciation expense of $96,000. Accounts receivable increased $2,072,000 due to a reduction in allowances for sales returns and advertising from 1994 levels and decreased $1,171,000 as a result of lower business activity in 1995. The decline in second half sales exceeded the decline in receivables, reflecting slower payments by vendors. Inventories, other current assets, accounts payable and other accrued expenses all decreased as a result of the lower volume of business in 1995. The net cash used in operations, for additions to plant and equipment and for payments of long-term notes was mainly financed by an increase in short-term borrowings of $4,263,000 at December 31, 1995.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements, the Report of Independent Auditors thereon and related schedule appear on pages F-2 to F-14. See Index to Consolidated Financial Statements and Financial Statement Schedules, page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to Item 12 is incorporated by reference to the information under the caption "Election of Directors - Information Concerning Nominees for Election as Directors" and "Election of Directors Principal Shareholders" of the Definitive Proxy Statement.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Financial Statements, Financial Statement Schedules and Exhibits.

         (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Financial Statement Schedules, Page F-1.

         (2)  Financial   Statement   Schedules  -  See  accompanying  Index  to
Consolidated Financial Statements and Financial Statement Schedules, Page F-1.

         (3) See Exhibit Index on page 16.

(b)      Reports on Form 8-K

                  The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MEM COMPANY, INC.


Date:   March 19, 1996                         By: /S/ Michael G. Kazimir, Jr.
                                                   ---------------------------
                                                     Michael G. Kazimir, Jr.
                                                     Executive Vice President
                                                     Chief Operating Officer
                                                     and Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/  Michael G. Kazimir, Jr.                         /S/ Michael G. Kazimir, Jr.
----------------------------                         ---------------------------
Michael G. Kazimir, Jr.                              Michael G. Kazimir, Jr.
as Attorney-in-Fact for:                             Executive Vice President
Gay A. Mayer, Chairman,                              Chief Financial and
      President, Chief Executive                     Accounting Officer
      Officer and Director                           March 19, 1996
Robert E. Mulcahy, III, Director
Paul Hallingby, Jr., Director
Laurette M. Beach, Director
Derek B. Van Dusen, Director
Bruce J. Klatsky, Director
March 19, 1996

                                  Exhibit Index

Exhibit No.          Document
-----------          --------
3 (A)                Certificate of Incorporation. Incorporated by reference
                     from the Registrant's Form 10-K for the fiscal
                     year ended December 31, 1980

3 (B)                Amendment to the Certificate of Incorporation dated April 28, 1988.
                     Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1988.

3 (C)                Amendment to the Certificate of Incorporation dated June 19, 1988.
                     Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1988.

3 (D)                Amendment to the Certificate of Incorporation dated April 28, 1987.
                     Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended December 31, 1987.

3 (E)                Amendment to the Certificate of Incorporation dated April 28, 1994.
                     Filed herewith.

3 (F)                By-Laws. Incorporated by reference from the Registrant's Form 10-K for fiscal year ended December 31,1986.

10 Purchase and sale agreement, dated as of May 5, 1994, between Textron, Inc. and MEM Company, Inc. Incorporated by reference from the Registrant's Form 8-K dated May 20, 1994.

21                   Subsidiaries of Registrant. Incorporated by reference from the
                     Registrant's Form 10-K for the fiscal year ended December 31,1992.

23                   Consent of Accountants. Filed herewith.

24                   Power of Attorney. Filed herewith.

27                   Financial Data Schedule. Filed herewith.

                                MEM COMPANY, INC.

            Index to Consolidated Financial Statements and Financial
                               Statement Schedules


The following consolidated financial statements of MEM Company, Inc. are included in Item 8:

Report of Independent Auditors

Consolidated Statements of Operations for the years ended
    December 31, 1995, 1994 and 1993

Consolidated Balance Sheets as of December 31, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements



The following consolidated financial statement schedule of MEM Company, Inc. is included in Item 14 (d):

II   Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors
------------------------------

The Board of Directors and Stockholders
MEM Company, Inc.


We have audited the accompanying consolidated balance sheets of MEM Company, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEM
Company, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP

Hackensack, New Jersey
February 21, 1996

                       MEM COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                    Years Ended December 31,
                                            1995               1994               1993
                                            ----               ----               ----
Net sales ........................      $ 44,825,314       $ 53,094,217       $ 38,453,774
Costs and expenses:
Cost of sales ....................        25,618,098         28,541,205         22,622,236
Selling and shipping expense .....        15,108,538         19,612,873         13,281,251
General and administrative expense         5,215,135          5,202,902          4,892,234
                                        ------------       ------------       ------------
    Total costs and expenses .....        45,941,771         53,356,980         40,795,721
                                        ------------       ------------       ------------
                                          (1,116,457)          (262,763)        (2,341,947)


Other income (expense):
Royalty income ...................           361,085            264,535            409,119
Interest income ..................            18,726            226,226            247,245
Amortization of intangibles ......          (477,460)          (306,326)           (57,936)
Other income (expense) ...........             5,124             11,816            (48,617)
Interest expense .................        (1,602,038)        (1,112,403)          (489,363)
Financing expense ................          (170,957)          (149,362)          (288,407)
                                        ------------       ------------       ------------


Net (loss) .......................      $ (2,981,977)      $ (1,328,277)      $ (2,569,906)
                                        ============       ============       ============


Per share, based on weighted
   average shares outstanding ....      $      (1.16)      $       (.52)      $      (1.00)
                                        ============       ============       ============


                             See accompanying notes.

                       MEM COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1995 and 1994
                                     Assets

                                                            1995                1994
                                                         ------------       ------------
Current assets:
Cash ..............................................      $    957,562       $  1,128,897
Accounts receivable, less allowance for
  doubtful accounts of $680,319 in 1995 and
  $661,654 in 1994 ................................        13,381,468         12,843,943

Inventories, at lower of cost (first-in, first-out)
    or market:
    Finished goods ................................         6,021,947          6,095,908
    Raw materials & work in process ...............         8,582,573          9,228,083
Prepaid expenses ..................................           825,377          1,163,589
                                                         ------------       ------------
Total current assets ..............................        29,768,927         30,460,420


Property, plant & equipment, at cost:
Land ..............................................           341,752            340,829
Buildings & improvements ..........................         4,466,224          4,250,376
Machinery & equipment .............................        11,812,562         11,174,123
Furniture & fixtures ..............................         2,485,590          2,347,180
                                                         ------------       ------------
                                                           19,106,128         18,112,508
Less accumulated depreciation .....................       (13,924,996)       (12,788,644)
                                                         ------------       ------------
Net property, plant & equipment ...................         5,181,132          5,323,864


Other assets:
Advance royalty payments & license
    agreements - net of accumulated amortization
    of $747,050 in 1995 and $604,490 in 1994 ......           567,450            710,010
Net cash value of life insurance and other assets .           208,132            193,729
Intangible assets - net of accumulated amortization
   of $1,240,107 in 1995 and $761,765 in 1994 .....        10,098,702         10,572,940
                                                         ------------       ------------

Total assets ......................................      $ 45,824,343       $ 47,260,963
                                                         ============       ============

                             See accompanying notes.

                       MEM COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1995 and 1994
                      Liabilities and Stockholders' Equity

                                                   1995                1994
                                               ------------        ------------
Current liabilities:
Loans payable ..........................       $ 10,791,385        $  6,528,016
Accounts payable .......................          3,523,504           4,488,160
Accrued expenses .......................            853,001           1,004,720
Accrued advertising and promotion ......          1,075,988           1,303,667
Notes payable-current portion ..........          1,553,990           1,534,066
                                               ------------        ------------
Total current liabilities ..............         17,797,868          14,858,629

Long-term notes:
 8%    -  payable to 1997 ..............            644,000           1,288,000
 8.19% -  payable to 1998 ..............            620,521             642,039
10.5%  -  payable to 1999 ..............          2,105,292           2,976,585
                                               ------------        ------------
Total long-term notes ..................          3,369,813           4,906,624

Commitments and contingencies

Stockholders' equity:
Common stock, $.05 par value;
   shares authorized:  6,000,000;
   issued:  3,000,000 ..................            150,000             150,000
Additional paid-in capital .............          3,090,110           3,090,110
Retained earnings ......................         26,460,779          29,442,756
                                               ------------        ------------
                                                 29,700,889          32,682,866

Less common stock in treasury,
   at cost  (1995 - 416,816 shares;
   1994 - 419,816) .....................         (4,597,430)         (4,607,180)
Cumulative translation adjustment ......           (446,797)           (579,976)
                                               ------------        ------------
Total stockholders' equity .............         24,656,662          27,495,710
                                               ------------        ------------

Total liabilities and stockholders'
   equity ..............................       $ 45,824,343        $ 47,260,963
                                               ============        ============

                             See accompanying notes.

                                                 MEM COMPANY, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Changes in Stockholders' Equity
                                            Years Ended December 31, 1995, 1994 and 1993

                                                         Additional
                                            Common        Paid-in        Retained       Treasury       Translation
                                            Stock         Capital        Earnings         Stock         Adjustment         Total
                                         ------------   ------------   ------------    ------------    ------------    ------------
Balance December 31, 1992 ............   $    150,000   $  3,090,110   $ 33,340,939    $ (4,644,010)   $   (348,135)   $ 31,588,904

Issuance of treasury shares ..........           --             --             --             6,500            --             6,500
Translation adjustment ...............           --             --             --              --          (106,859)       (106,859)
Net income (loss) ....................           --             --       (2,569,906)           --              --        (2,569,906)
                                         -------------------------------------------------------------------------------------------

Balance December 31, 1993 ............        150,000      3,090,110     30,771,033      (4,637,510)       (454,994)     28,918,639

Issuance of treasury shares ..........           --             --             --            30,330            --            30,330
Translation adjustment ...............           --             --             --              --          (124,982)       (124,982)
Net income (loss) ....................           --             --       (1,328,277)           --              --        (1,328,277)
                                         -------------------------------------------------------------------------------------------

Balance December 31, 1994 ............        150,000      3,090,110     29,442,756      (4,607,180)       (579,976)     27,495,710

Issuance of treasury shares ..........           --             --             --             9,750            --             9,750
Translation adjustment ...............           --             --             --              --           133,179         133,179
Net income (loss) ....................           --             --       (2,981,977)           --              --        (2,981,977)
                                         -------------------------------------------------------------------------------------------


Balance December 31, 1995 ............   $    150,000   $  3,090,110   $ 26,460,779    $ (4,597,430)   $   (446,797)   $ 24,656,662
                                         ===========================================================================================

                                                       See accompanying notes.

                                      MEM COMPANY, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows

                                                                   Years Ended December 31,
                                                         1995                 1994                 1993
                                                     ------------         ------------         ------------
Cash Flows from Operating Activities
Net income (loss) ...........................        $ (2,981,977)        $ (1,328,277)        $ (2,569,906)
Depreciation and amortization ...............           1,719,514            1,640,308            1,451,331
Provision for losses on accounts receivable .             368,330              445,065              119,098
(Increase) decrease in accounts receivable ..            (901,284)          (4,762,020)           1,705,326
(Increase) decrease in inventory ............             748,628           (3,512,810)           2,079,755
(Increase) decrease in other current assets .             337,909               20,741              270,840
Increase (decrease) in accounts payable .....            (964,631)           2,205,017             (377,412)
Increase (decrease) in other accrued expenses            (383,047)             980,500             (315,929)
(Increase) decrease in other assets .........             (14,403)             (15,253)             (27,941)
                                                     ------------         ------------         ------------

Net cash (used in ) provided by operating
   activities ...............................          (2,070,961)          (4,326,729)           2,335,162

Cash Flows from Investing Activities
Additions to plant and equipment ............            (946,333)          (1,023,003)            (719,030)
Payment in lieu of future royalties .........                --                   --               (500,000)
Acquisition of intangibles ..................                --             (6,409,215)                --
Collection of note receivable ...............                --              2,635,989              240,473
                                                     ------------         ------------         ------------

Net cash (used in) investing activities .....            (946,333)          (4,796,229)            (978,557)

Cash Flows from Financing Activities
Short-term borrowings .......................          16,894,091           14,709,272            7,326,415
(Repayments of) short-term borrowings .......         (12,622,580)          (9,209,825)          (9,121,954)
Proceeds from long-term notes ...............                --              7,050,000                 --
(Payments of) long-term notes ...............          (1,535,260)          (3,220,833)             (12,691)
Issuance of treasury stock ..................               9,750                8,250                6,500
                                                     ------------         ------------         ------------

Net cash provided by (used in) financing
   activities ...............................           2,746,001            9,336,864           (1,801,730)

Effect of exchange rate changes on cash .....              99,958              (77,028)             (11,643)
                                                     ------------         ------------         ------------
Net increase (decrease) in cash .............            (171,335)             136,878             (456,768)
Cash at the beginning of the year ...........           1,128,897              992,019            1,448,787
                                                     ------------         ------------         ------------
Cash at the end of the year .................        $    957,562         $  1,128,897         $    992,019
                                                     ============         ============         ============
Supplemental cash flow data:
   Interest paid ............................        $  1,581,743         $    995,727         $    530,488
                                                     ============         ============         ============

                                           See accompanying notes.

                       MEM COMPANY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1995, 1994 and 1993


Note 1.  Accounting Policies

Nature of business: The Company's business consists of manufacturing, selling and distributing a diversified line of toiletries and accessories to retailers of all sizes. The Company operates in one industry segment. One national customer represented 13% of net sales in 1995 and 14% in 1994. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Financial information about geographic data is disclosed in Item 1(b) of the Company's 1995 Form 10-K.

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

Intangible assets: Intangible assets arising from the excess of purchase price of subsidiaries acquired prior to 1971 over the fair value of the net assets acquired have not been amortized. Other intangible assets are being amortized on a straight-line basis over twenty to forty years. Impairments are recognized whenever events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. In 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 and utilized its provisions in the evaluation of intangible and other long-lived assets. The adoption of SFAS No. 121 had no effect on the financial statements.

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

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates principally include provisions for sales returns and allowances. Actual results could differ from those estimates.

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

Note 3.  Credit Arrangements and Notes Payable

In March, 1993, the Company obtained a three year secured financing agreement with a financial institution which provided for a revolving line of credit of up to $15,000,000 based on eligible collateral, for working capital purposes. The agreement contains certain covenants generally associated with this type of financing including the pledging of substantially all assets as collateral, a prohibition on the payment of dividends and considers a material adverse change as a potential event of default. Interest on borrowings is at the Bank of America prime rate (8 1/2% at December 31, 1995) plus 2% and an unused line fee of 1/4% is payable at various levels of borrowing. Previous to June, 1995, the interest rate had been prime plus 2.5%.

In connection with the acquisition described in Note 2 above, the agreement was amended in May, 1994 to provide for a five year term loan of $7,050,000, extend the maturity of the agreement by two years to April, 1998 and increase the total permitted borrowings at any time to $17,500,000 (including the outstanding term loan). During peak seasonal periods, this limit may be increased to $20,000,000. The term loan was reduced by $2,465,076 in October, 1994 from the collection of a note receivable held by the Company. Principal of the term loan is payable in equal monthly installments over five years, and interest is determined on the same basis as the revolving line of credit. The agreement was amended in June, 1995 to lower the interest rate and extend the maturity by one year to April, 1999.

Under the terms of the acquisition, the seller received an unsecured note payable for $1,932,000 at 8% interest. This note is payable in three equal annual installments which began June 1, 1995.

The Company's Canadian subsidiary has pledged its land and building as security for a 8.19% note payable which is payable in monthly principal installments of $3,233 until October, 1998 when the balance is due.

The aggregate payments due on all long-term notes payable during each of the three years subsequent to December 31, 1996 are: 1997 - $1,553,990; 1998 - $1,452,931; 1999 - $362,892.

The Company's United Kingdom subsidiary has a line of credit of $932,000 for short term financing at various interest rates, of which $494,935 was outstanding at December 31, 1995. This line is secured by the subsidiary's accounts receivable and inventory.

The weighted average interest rate on short-term borrowings outstanding at December 31, 1995 and 1994 was 10.4% and 11%, respectively.

Note 4.    Income Taxes

At December 31, 1995, the Company had loss carryforwards for U. S. tax purposes of approximately $9,609,000 of which $679,000 expires in 2006, $3,834,000 in 2007, $1,703,000 in 2008, $625,000 in 2009 and $2,768,000 in 2010. The Company
also had  approximately  $1,541,000  of  foreign  tax loss  carryforwards  as of
December 31, 1995. Approximately $751,000 of these loss carryforwards will expire between 1998 and 2002 while the remaining $790,000 can be carried forward indefinitely. Under the provisions of SFAS No. 109, a valuation allowance is established if, based on the weight of available evidence, it is more likely than not that a portion of the deferred asset will not be realized. Consequently, at December 31, 1995, the Company has established a valuation allowance against a portion of the above loss carryforwards.

Income (loss) before income taxes is as follows:

                                 1995                1994               1993
                                 ----                ----               ----
Domestic ..............       $(2,892,596)       $(1,151,029)       $(1,974,147)
Foreign ...............           (89,381)          (177,248)          (595,759)
                              -----------        -----------        -----------
                              $(2,981,977)       $(1,328,277)       $(2,569,906)
                              ===========        ===========        ===========

The components of the net deferred tax asset and liability as of December 31,1995 and 1994, were as follows:

                                                       1995             1994
                                                   -----------      -----------
Deferred tax liabilities:
     Property, plant and equipment ...........     $   419,000      $   443,000
                                                   -----------      -----------
     Total deferred tax liability ............     $   419,000      $   443,000
                                                   ===========      ===========
Deferred tax assets:
     Net operating loss carryforwards ........     $ 4,460,000      $ 3,360,000
     Valuation allowance for deferred
          tax assets .........................      (4,041,000)      (2,917,000)
                                                   -----------      -----------
     Net deferred tax asset ..................         419,000          443,000
                                                   -----------      -----------
     Net deferred tax liability ..............     $         0      $         0
                                                   ===========      ===========

The reconciliation of the (benefit) for federal income tax in the financial statements and the (benefit) computed at the statutory rates are as follows:

                                             1995            1994           1993
                                             ----            ----           ----
(Benefit) at statutory rate ........     $(l,013,872)     $(451,614)     $(873,768)
Limitation on utilization of
     domestic losses ...............         937,583        347,150        632,110
Limitation on utilization of
     foreign losses ................          30,389         60,264        202,558
Other - Net ........................          45,900         44,200         39,100
                                         -----------      ---------      ---------
                                         $         0      $       0      $       0
                                         ===========      =========      =========

Note 5.  Leases

The Company rents warehouse and office space under a lease which expires in 2003. The Company is also responsible for the payment of insurance, taxes and maintenance of the property. The future minimum rental commitment for this lease is as follows: 1996 - $62,000; 1997 - $62,000; 1998 - $62,000; 1999 - $62,000;
2000 - $62,000; thereafter - $186,000. Rental expense amounted to $305,000 in 1995, $351,000 in 1994 and $342,000 in 1993.

Note 6.  Stock Options

Under the 1987 Non-Qualified Stock Option Plan, 240,000 shares were authorized for issuance. No options have been granted under the Plan.

Under the 1991 Stock Incentive Plan, 200,000 shares of common stock were authorized for issuance to key employees at an option price which is the fair market value on the date of the grant. Awards made under the Plan may be options or contingent options. Contingent options will become exercisable in whole or in part based upon an evaluation of the employee's performance during the year in which the option is granted.

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

Information with respect to options is as follows:

                                                                       Option Price
                                                Number of Shares         per Share
                                                ----------------       -------------
Outstanding - December 31, 1992                      43,375                $5.00
Granted                                              35,750            $4.13 - $5.00
Exercised                                              (500)               $5.00
Cancelled                                            (7,000)               $5.00
                                                    -------
Outstanding - December 31, 1993                      71,625            $4.13 - $5.00
Granted                                              20,700                $4.13
Cancelled                                           (10,000)           $4.13 - $5.00
                                                    -------
Outstanding - December 31, 1994                      82,325            $4.13 - $5.00
Granted                                              31,000            $3.50 - $3.88
Cancelled                                            (4,000)           $3.50 - $5.00
                                                    -------
Outstanding - December 31, 1995                     109,325            $3.50 - $5.00
                                                    =======

Options on 74,275 shares were exercisable at December 31, 1995.

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

--------------------------------------------------------------------------------
                                            1995          1994         1993
                                         ---------     ---------     ---------
Service cost-benefits earned
     during the period ...............   $ 190,300     $ 182,915     $ 226,383
Interest cost on projected
     benefit obligation ..............     291,383       291,992       308,755
Investment return on plan assets .....    (929,056)      204,838      (471,152)
Other ................................     452,161      (710,709)      (31,352)
                                         ---------     ---------     ---------
Net pension cost  (benefit) ..........   $   4,788     $ (30,964)    $  32,634
                                         =========     =========     =========
Assumptions:
     Discount rate ...................           8%            8%            8%
     Compensation increases ..........           5%            5%            5%
     Rate of return on assets ........           8%            8%            8%
--------------------------------------------------------------------------------

A reconciliation between the plan's funded status and the pension asset as recorded in the Company's balance sheet is presented below:

Plan's assets at fair value,
   primarily stocks and bonds .....        $ 5,115,894         $ 4,295,427         $ 5,121,274
Plan's projected benefit obligation         (3,676,167)         (3,699,488)         (3,898,265)
                                           -----------         -----------         -----------
Funded status .....................          1,439,727             595,939           1,223,009
Unrecognized net asset to be
   amortized over 13 years ........           (565,624)           (676,531)           (787,438)
Unrecognized prior service cost ...             85,093              95,864             106,635
Unrecognized asset (gain)
   over expected return ...........           (947,985)                727            (557,171)
                                           -----------         -----------         -----------
Prepaid (accrued) pension cost ....        $    11,211         $    15,999         $   (14,965)
                                           ===========         ===========         ===========
Actuarial present value of
   accumulated benefit obligation:
   Vested .........................        $ 2,557,886         $ 2,636,587         $ 2,532,562
   Not yet vested .................            160,700             148,055             175,622
                                           -----------         -----------         -----------
Accumulated benefit obligation ....        $ 2,718,586         $ 2,784,642         $ 2,708,184
                                           ===========         ===========         ===========

Note 8.  Quarterly Financial Data (Unaudited)

Following is a schedule of key financial data by quarter for the years 1995 and 1994.

---------------------------------------------------------------------------------------
                                Gross                                    Average shares
Quarters       Net sales        profit       Net income     Net income    outstanding
Ended            (000)          (000)          (000)         per share       (000)
--------        -------        -------        -------         -------        -----
03/31/94        $ 5,241        $ 2,159        $(1,087)        $  (.42)       2,573
06/30/94        $ 5,647        $ 1,870        $(2,129)        $  (.83)       2,573
09/30/94        $19,057        $ 9,797        $ 1,162         $   .45        2,575
12/31/94        $23,149        $10,727        $   726         $   .28        2,576
03/31/95        $ 6,282        $ 2,813        $  (994)        $  (.39)       2,580
06/30/95        $ 4,704        $ 1,970        $(2,202)        $  (.85)       2,580
09/30/95        $16,699        $ 7,804        $   554         $   .22        2,580
12/31/95        $17,140        $ 6,620        $  (340)        $  (.14)       2,581
---------------------------------------------------------------------------------------

Since the Company's business is seasonal in nature, comparisons among quarters of the year are not necessarily indicative of a trend in the results of operations, but principally reflect this seasonality.

================================================================================================

                               MEM COMPANY, INC. AND SUBSIDIARIES
                         Schedule II - Valuation and Qualifying Accounts
                          Years Ended December 31, 1995, 1994 and 1993

                                            Additions           Deductions
                       Balance at           charged to         write-off of            Balance
                       beginning            costs &            uncollectible           at end
Description            of year              expenses             accounts              of year
----                   --------             --------             --------              --------
Allowance for
doubtful
accounts:
1995                   $661,654             $368,330             $349,665              $680,319
1994                   $450,136             $445,065             $233,547              $661,654
1993                   $496,368             $119,098             $165,330              $450,136

         Accounts receivable are stated net of a gross provision for merchandise returns and other items in the amounts of $4,200,000 and $5,600,000 and $3,700,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         The net deferred tax asset is stated net of valuation allowances of $4,041,000, $2,917,000 and $2,467,000 for the years ended December 31, 1995,
1994 and 1993, respectively. After deducting the deferred tax liability, the net deferred tax asset was $-0- in each of the three years.