Form 10-Q
period 1996-03-30
MEM CO INC
filed 1996-05-15
CIK 64807

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  MARCH 31, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,583,184 shares of Common Stock were outstanding at March 31, 1996.

                                     PART I
                       MEM COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                MARCH 31, 1996 AND DECEMBER 31, 1995 (UNAUDITED)

                                                                      3/31/96        12/31/95
                                                                   ------------    ------------
ASSETS:
Current assets:
Cash ...........................................................   $    490,327    $    957,562
Accounts receivable, less allowance for doubtful accounts
        of $578,791 at 3/31/96 and $680,319 at 12/31/95 ........      5,635,916      13,381,468
Inventories, at lower of cost  (first-in, first out)  or market:
        Finished goods .........................................      7,025,924       6,021,947
        Raw materials and work in process ......................      8,823,929       8,582,573
Prepaid expenses ...............................................        940,315         825,377
                                                                   ------------    ------------
Total current assets ...........................................     22,916,411      29,768,927

Property, plant and equipment, at cost .........................     19,160,820      19,106,128
Less accumulated depreciation ..................................    (14,195,591)    (13,924,996)
                                                                   ------------    ------------
Net property, plant and equipment ..............................      4,965,229       5,181,132

Other assets:
Advance royalty payments - net .................................        531,810         567,450
Other assets ...................................................        221,970         208,132
Intangibles - net ..............................................      9,979,321      10,098,702
                                                                   ------------    ------------
Total assets ...................................................   $ 38,614,741    $ 45,824,343
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loans payable to financial institutions and banks ..............   $  5,639,957    $ 10,791,385
Accounts payable ...............................................      3,581,217       3,523,504
Accrued expenses ...............................................      1,603,106       1,928,989
Notes payable - current portion ................................      1,553,990       1,553,990
                                                                   ------------    ------------
Total current liabilities ......................................     12,378,270      17,797,868

Long-term notes ................................................      3,143,909       3,369,813

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock,  $.05 par value; 6,000,000 shares authorized,
        3,000,000 shares issued ................................        150,000         150,000
Additional paid-in capital .....................................      3,090,110       3,090,110
Retained earnings ..............................................     24,968,981      26,460,779
Less:  Common stock in treasury, at cost .......................     (4,597,430)     (4,597,430)
         Cumulative translation adjustment .....................       (519,099)       (446,797)
                                                                   ------------    ------------
Total stockholders' equity .....................................     23,092,562      24,656,662
                                                                   ------------    ------------
Total liabilities and stockholders' equity .....................   $ 38,614,741    $ 45,824,343
                                                                   ============    ============

                       MEM COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                       1996             1995
                                                   -----------      -----------
Net sales ....................................     $ 4,921,852      $ 6,281,534

Costs and expenses:
Cost of sales ................................       2,744,352        3,468,544
Selling and shipping expense .................       1,963,459        2,280,774
General and administrative expense ...........       1,361,251        1,215,078
                                                   -----------      -----------
        Total costs and expenses .............       6,069,062        6,964,396
                                                   -----------      -----------
                                                    (1,147,210)        (682,862)


Other income (expense):
Royalties, interest and other income .........          89,045          104,765
Amortization of intangibles ..................        (119,380)        (119,331)
Interest expense .............................        (281,085)        (263,994)
Financing expense ............................         (33,168)         (32,397)
                                                   -----------      -----------

Net (loss) ...................................     $(1,491,798)     $  (993,819)
                                                   ===========      ===========

Net (loss) per share .........................     $      (.58)     $      (.39)
                                                   ===========      ===========

Average shares outstanding ...................       2,583,184        2,580,184




Net income (loss) per share was determined by dividing net income (loss) by the average number of shares outstanding during the respective period.

                       MEM COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                        1996           1995
                                                    -----------     -----------
Cash Flows from Operating Activities:
Net income (loss) ..............................    $(1,491,798)    $  (993,819)
Depreciation and amortization ..................        434,168         421,385
Provision for losses on accounts receivable ....         51,597          54,426
(Increase) decrease in accounts receivable .....      7,669,769       6,930,584
(Increase) decrease in inventory ...............     (1,259,835)     (1,363,796)
(Increase) decrease in other current assets ....       (116,598)        (86,672)
(Increase) decrease in other assets ............        (13,838)        (13,838)
Increase (decrease) in accounts payable ........         61,003      (1,796,594)
Increase (decrease) in accrued expenses ........       (323,229)       (717,703)
                                                    -----------     -----------

Net cash provided by operating activities ......      5,011,239       2,433,973

Cash Flows from Investing Activities:
Additions to plant and equipment ...............        (64,624)       (260,864)
                                                    -----------     -----------

Net cash (used in) investing activities ........        (64,624)       (260,864)

Cash Flows from Financing Activities:
Short-term borrowings ..........................      1,274,817       3,604,751
(Repayments of) short-term borrowings ..........     (6,416,264)     (6,316,076)
(Payments of) long-term notes ..................       (225,904)       (222,547)
                                                    -----------     -----------

Net cash (used in) financing activities ........     (5,367,351)     (2,933,872)

Effect of exchange rate changes on cash ........        (46,499)        (21,369)
                                                    -----------     -----------

Net (decrease) in cash .........................       (467,235)       (782,132)

Cash at the beginning of the year ..............        957,562       1,128,897
                                                    -----------     -----------

Cash at the end of the period ..................    $   490,327     $   346,765
                                                    ===========     ===========


The information on pages 2-4 reflects all adjustments of a normal recurring nature which the Company considers necessary for a fair presentation of the results for those periods.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                   First Quarter Ended March 31, 1996 and 1995

         Net sales for the first quarter of 1996 were 22% lower than the prior year. The decrease is the result of a relatively modest performance at Christmas by major retailers, with the consequent carryover of inventories into the first quarter, which delayed the reorder cycle. The decline was spread among the various brands, with Tinkerbell performing better than the men's and women's categories. Returns from retailers also declined in the first quarter compared to 1995. Sales in the United Kingdom were modestly lower than in the 1995 first quarter, and Canadian business continued to be weak. Modest sales price increases on some products were effective at the beginning of the year, but did not have a significant impact on revenues. The effects of inflation and exchange rate fluctuations were not material.

         Cost of sales increased slightly in relation to sales. Higher gross margins on domestic sales were offset by lower margins in the United Kingdom. Selling and shipping expense increased from 36% of sales to 40% in 1996. The primary reason for this increase is the relatively fixed nature of the Company's selling expense. Distribution and marketing expenses were about the same in relation to sales in 1996 compared to 1995. General and administrative expense increased $146,000, primarily due to increased expenses for management information systems and also for increases in compensation expense.

         Royalties, interest and other income declined due to lower royalties earned during the period. Interest expense increased $60,000 as a result of higher short-term loans outstanding during the first quarter of 1996 and declined $42,000 due to lower long-term debt outstanding. The Company has significant tax loss carryforwards available to offset future taxable income.

Liquidity and Capital Resources

         The Company's business is highly seasonal. In the first nine months of the year, cash is required to buy and manufacture inventories. The peak shipping months are from August through November and funds are required to finance accounts receivable from shipment date to December and January, when the Company receives significant cash collections. To finance these needs, the Company uses its working capital, which was $11,971,000 at the end of 1995 and a revolving credit agreement with financial institutions. This agreement provides for total borrowings (including the outstanding term loan) of $17,500,000 which may be increased to $20,000,000 during peak seasonal periods. At March 31, 1996, the term loan outstanding was $2,759,000.

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

         In late February, 1996, the Company announced that a Special Committee of the Board of Directors had been appointed to explore strategic alternatives for the Company. In April, 1996, the Company announced that it had retained Peter J. Solomon Company Limited, an investment banking firm, to work with the Company and the Special Committee of the Board.

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


                                        MEM COMPANY, INC.


                                        BY:  /S/  Michael G. Kazimir, Jr.
                                            -----------------------------
                                        MICHAEL G. KAZIMIR, JR.
                                        Executive Vice President
                                        Duly Authorized Officer &
                                        Chief Financial Officer


May 15, 1996