Form 10-Q
period 1996-06-30
MEM CO INC
filed 1996-08-06
CIK 64807

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  JUNE 30, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,583,184 shares of Common Stock were outstanding at June 30, 1996.

PART I

                                       MEM COMPANY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996 AND DECEMBER 31, 1995 (UNAUDITED)

                                                                                                  6/30/96                  12/31/95
                                                                                               ------------            ------------
ASSETS:
Current assets:
Cash ...............................................................................           $    160,670            $    957,562
Accounts receivable, less allowance for doubtful accounts
        of $648,355 at 6/30/96 and $680,319 at 12/31/95 ............................              5,045,762              13,381,468
Inventories, at lower of cost  (first-in, first out)  or market: ...................              7,448,374               6,021,947
        Finished goods
        Raw materials and work in process ..........................................             11,972,955               8,582,573
Prepaid expenses ...................................................................              1,450,637                 825,377
                                                                                               ------------            ------------
Total current assets ...............................................................             26,078,398              29,768,927

Property, plant and equipment, at cost .............................................             19,269,804              19,106,128
Less accumulated depreciation ......................................................            (14,485,038)            (13,924,996)
                                                                                               ------------            ------------
Net property, plant and equipment ..................................................              4,784,766               5,181,132

Other assets:
Advance royalty payments - net .....................................................                496,170                 567,450
Other assets .......................................................................                250,516                 208,132
Intangibles - net ..................................................................              9,859,941              10,098,702
                                                                                               ------------            ------------
Total assets .......................................................................           $ 41,469,791            $ 45,824,343
                                                                                               ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loans payable to financial institutions and banks ..................................           $ 10,032,496            $ 10,791,385
Accounts payable ...................................................................              5,764,558               3,523,504
Accrued expenses ...................................................................              1,629,645               1,928,989
Notes payable - current portion ....................................................              1,553,990               1,553,990
                                                                                               ------------            ------------
Total current liabilities ..........................................................             18,980,689              17,797,868

Long-term notes ....................................................................              2,274,005               3,369,813
Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock,  $.05 par value; 6,000,000 shares authorized,
        3,000,000 shares issued ....................................................                150,000                 150,000
Additional paid-in capital .........................................................              3,090,110               3,090,110
Retained earnings ..................................................................             22,034,385              26,460,779
Less:  Common stock in treasury, at cost ...........................................             (4,597,430)             (4,597,430)
         Cumulative translation adjustment .........................................               (461,968)               (446,797)
                                                                                               ------------            ------------
Total stockholders' equity .........................................................             20,215,097              24,656,662
                                                                                               ------------            ------------
Total liabilities and stockholders' equity .........................................           $ 41,469,791            $ 45,824,343
                                                                                               ============            ============

                                             MEM COMPANY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                       (UNAUDITED)


                                                               1996               1996                1995                1995
                                                              QUARTER          YEAR TO DATE          QUARTER           YEAR TO DATE
                                                           ------------        ------------        ------------        ------------
Net sales ..........................................       $  4,258,979        $  9,180,831        $  4,703,688        $ 10,985,222

Costs and expenses:
Cost of sales ......................................          2,919,048           5,663,400           2,733,824           6,202,368
Selling and shipping expense .......................          2,245,664           4,209,123           2,527,112           4,807,886
General and administrative expense .................          1,317,987           2,679,238           1,226,176           2,441,254
                                                           ------------        ------------        ------------        ------------
 Total costs and expenses ..........................          6,482,699          12,551,761           6,487,112          13,451,508
                                                           ------------        ------------        ------------        ------------
                                                             (2,223,720)         (3,370,930)         (1,783,424)         (2,466,286)

Other income (expense):
Royalties, interest and other income ...............             43,035             132,080              72,405             177,170
Amortization of intangibles ........................           (119,381)           (238,761)           (119,358)           (238,689)
Merger expenses ....................................           (288,276)           (288,276)               --                  --
Interest expense ...................................           (303,961)           (585,046)           (323,900)           (587,894)
Financing expense ..................................            (42,293)            (75,461)            (47,898)            (80,295)
                                                           ------------        ------------        ------------        ------------
Net (loss) .........................................       $ (2,934,596)       $ (4,426,394)       $ (2,202,175)       $ (3,195,994)
                                                           ============        ============        ============        ============
Net (loss) per share ...............................       $      (1.13)       $      (1.71)       $       (.85)       $      (1.24)
                                                           ============        ============        ============        ============
Average shares outstanding .........................          2,583,184           2,583,184           2,580,184           2,580,184


                                            MEM COMPANY, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                                   1996                    1995
                                                                                              -----------               -----------
Cash Flows from Operating Activities:
Net income (loss) ..............................................................              $(4,426,394)              $(3,195,994)
Depreciation and amortization ..................................................                  869,947                   844,071
Provision for losses on accounts receivable ....................................                  157,194                   108,942
(Increase) decrease in accounts receivable .....................................                8,172,581                 7,226,063
(Increase) decrease in inventory ...............................................               (4,814,564)               (6,047,332)
(Increase) decrease in other current assets ....................................                 (624,633)                 (204,000)
(Increase) decrease in other assets ............................................                  (42,384)                  (13,838)
Increase (decrease) in accounts payable ........................................                2,241,316                   729,137
Increase (decrease) in accrued expenses ........................................                 (298,931)                 (988,162)
                                                                                              -----------               -----------
Net cash provided by (used in) operating activities ............................                1,234,132                (1,541,113)

Cash Flows from Investing Activities:
Additions to plant and equipment ...............................................                 (163,592)                 (496,887)
                                                                                              -----------               -----------

Net cash (used in) investing activities ........................................                 (163,592)                 (496,887)

Cash Flows from Financing Activities:
Short-term borrowings ..........................................................                5,656,747                 8,611,394
(Repayments of) short-term borrowings ..........................................               (6,416,264)               (6,316,076)
(Payments of) long-term notes ..................................................               (1,095,809)               (1,089,159)
                                                                                              -----------               -----------

Net cash (used in) provided by financing activities ............................               (1,855,326)                1,206,159

Effect of exchange rate changes on cash ........................................                  (12,106)                    1,304
                                                                                               -----------              -----------

Net (decrease) in cash .........................................................                 (796,892)                 (830,537)

Cash at the beginning of the year ..............................................                  957,562                 1,128,897
                                                                                              -----------               -----------
Cash at the end of the period ..................................................              $   160,670               $   298,360
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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Six Months Ended June 30, 1996 and 1995

         Net sales for the first half of 1996 were 16% lower than in the prior year period. Gross sales decreased 9% or $1,425,000 and returns and allowances increased 10% or $380,000. The decline in gross sales is the result of lower sales of Timberline and British Sterling men's fragrances, Tinkerbell products, and to a lesser extent, Heaven Sent women's products. The sales decline principally occurred in the first quarter of the year as a result of a relatively modest performance at Christmas by major retailers with the consequent carryover of inventories into the first quarter of 1996. This carryover also contributed to an increase in returns and allowances in the second quarter compared to the same period last year. Net sales in the United Kingdom declined as a result of higher returns and allowances. Canadian business continued to be weak, with lower gross sales and higher returns than in the first six months of 1995. Modest sales price increases on some products were effective at the beginning of 1996, but did not have a significant impact on revenues. The effects of inflation and exchange rate fluctuations were not material.

         Cost of sales increased in relation to sales primarily as a result of the higher returns experienced in the second quarter of 1996 compared to 1995. Cost of goods was also higher in relation to sales due to the impact of lower than normal sales prices on certain inventories sold during the period and other inventory valuation adjustments.

         Selling and shipping expense increased from 44% of sales to 46% in 1996. The primary reason for this increase is the relatively fixed nature of the Company's selling expense. Distribution and marketing expenses were slightly lower in relation to sales in 1996 compared to 1995. General and administrative expense increased $238,000, primarily due to increased compensation expenses and also for increases in management information systems expenses and a higher provision for doubtful accounts.

         Royalties, interest and other income declined primarily due to additional miscellaneous other expenses compared to the first half of 1995. Merger expenses of $288,000 through June 30, 1996 were professional fees incurred in connection with the work of the Special Committee of the Board of Directors and their advisors. Interest expense was at the same level as in the first half of 1995. Interest on higher average loans outstanding was offset by lower rates paid during the period. The Company has significant tax loss carryforwards available to offset future taxable income.

Quarter Ended June 30, 1996 and 1995

         Net sales declined by $445,000 as a result of a decline in gross sales of $135,000 and an increase in returns and allowances of $310,000. The decline in gross sales was due to lower sales of Tinkerbell products. The increase in returns and allowances resulted from Tinkerbell returns in the United States, and from higher returns and allowances in both Canada and the United Kingdom. Cost of sales increased in relation to sales from 58% in 1995 to 68% in 1996. The reasons for the change are substantially the same as those mentioned in the six months discussion. Selling and shipping expense declined from 54% of sales to 53%, primarily as a result of lower marketing expenses. General and administrative expense increased $92,000 as a result of an increase in the provision for doubtful accounts of $50,000 and the remainder was principally from increases in compensation expense. The reasons for changes in other income (expense) are substantially the same as discussed previously.

Liquidity and Capital Resources

         The Company's business is highly seasonal. In the first nine months of the year, cash is required to buy and manufacture inventories. The peak shipping months are from August through November and funds are required to finance accounts receivable from shipment date to December and January, when the Company receives significant cash collections. To finance these needs, the Company uses its working capital, which was $11,971,000 at the end of 1995 and a revolving credit agreement with financial institutions. This agreement was amended May 1, 1996 and now provides for total borrowings (including the outstanding term loan) of $20,000,000 which may be increased to $22,000,000 during peak seasonal periods. At June 30, 1996, the term loan outstanding was $2,541,000 and $9,429,000 was outstanding under working capital loans.

         In the first half of the year, the Company collects accounts receivable from the previous Holiday season. Initial positive cash flow is used to repay short-term borrowings and then short-term borrowings are utilized. In the first half of 1996, the Company reduced its receivables to a greater extent than in 1995, reduced its investment in inventory, and increased its payables and accrued expenses, resulting in cash provided by operations of $1,234,000 as compared to cash used in operations of $1,541,000 in 1995.

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

         On June 24, 1996, the Company announced that it had reached an agreement in principle to be acquired by Renaissance Cosmetics, Inc. at $7.50 per share, subject to various conditions.

                                     Part II
                                MEM Company, Inc.


Item 1.  Legal Proceedings

         On July 31, 1996, Tom Randall ("Randall"), on behalf of himself and all other shareholders of the Company (other than the defendants), filed a purported class action suit in Supreme Court, State of New York, against the Company and four of its current and former directors, Gay A. Mayer, Elizabeth C. Mayer, Bruce J. Klatsky and Paul Hallingby, Jr., seeking equitable relief and unspecified compensatory damages. The suit alleges, among other things, that the consideration proposed to be paid to public shareholders of the Company under the terms of the transactions contemplated by the agreement in principle with Renaissance Cosmetics, Inc. ("RCI") announced June 24, 1996 is inadequate and grossly unfair to the public shareholders of the Company and further that the individual defendants, in violation of their fiduciary obligations to maximize shareholder value, have not considered potential purchasers of the Company or its stock in a manner designed to obtain the highest possible price for the Company's public shareholders. Randall seeks, among other things, an order of the Court requiring defendant to seek other buyers of the Company and, in the event that the proposed transactions with RCI are consummated, Randall seeks to recover damages caused by the alleged breach of fiduciary duties owed by the individual defendants to the shareholders of the Company, together with fees and expenses.

                                     PART II
                                MEM COMPANY, INC.
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On April 23, 1996, an annual meeting of shareholders of the Company was held at which (i) directors were elected to serve until their successors shall have been elected and shall have qualified and (ii) the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1996 was ratified. The number of votes cast for, against or withheld/abstained with regard to the each nominee or matter are set forth below.

                                                                       Withheld
                                              For       Against       Abstained
Election of Directors
  Elizabeth C. Mayer ...............       2,493,805       N/A          11,884
  Paul Hallingby, Jr ...............       2,440,516       N/A          65,173
  Gay A. Mayer .....................       2,493,605       N/A          12,084
  Derek B. Van Dusen ...............       2,494,805       N/A          10,884
  Robert E. Mulcahy III ............       2,494,805       N/A          10,884
  Laurette M. Beach ................       2,494,905       N/A          10,784
  Bruce J. Klatsky .................       2,495,005       N/A          10,684

Ratification of Auditors ...........       2,502,009       2,742           938


Item 6.           Exhibits and Reports on Form 8-K

Item 6a.          Exhibits - None

Item 6b. Reports - None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MEM COMPANY, INC.

                                                BY: /S/  Michael G. Kazimir, Jr.
                                                     MICHAEL G. KAZIMIR, JR.
                                                     Executive Vice President
                                                     Duly Authorized Officer &
                                                     Chief Financial Officer
August 6, 1996