Form 10-Q
period 1996-09-30
MEM CO INC
filed 1996-11-14
CIK 64807

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  SEPTEMBER 30, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to _________________

                          Commission file number 1-5292


                               MEM COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                     13-5546930
--------------------------------------------------------------------------------
State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)

               UNION STREET EXTENSION, NORTHVALE, NEW JERSEY 07647
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,604,934 shares of Common Stock were outstanding at September 30, 1996.

                                             PART I
                               MEM COMPANY, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                      SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (UNAUDITED)


                                                                      9/30/96        12/31/95
                                                                   ------------    ------------
ASSETS:
Current assets:
Cash ...........................................................   $    468,725    $    957,562
Accounts receivable, less allowance for doubtful accounts
        of $644,621 at 9/30/96 and $680,319 at 12/31/95 ........     12,966,038      13,381,468
Inventories, at lower of cost  (first-in, first out)  or market:
        Finished goods .........................................      8,528,299       6,021,947
        Raw materials and work in process ......................      9,510,215       8,582,573
Prepaid expenses ...............................................        987,029         825,377
                                                                   ------------    ------------
Total current assets ...........................................     32,460,306      29,768,927

Property, plant and equipment, at cost .........................     19,437,440      19,106,128
Less accumulated depreciation ..................................    (14,770,521)    (13,924,996)
                                                                   ------------    ------------
Net property, plant and equipment ..............................      4,666,919       5,181,132

Other assets:
Advance royalty payments - net .................................        460,530         567,450
Other assets ...................................................         76,717         208,132
Intangibles - net ..............................................      9,740,707      10,098,702
                                                                   ------------    ------------
Total assets ...................................................   $ 47,405,179    $ 45,824,343
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Loans payable to financial institutions and banks ..............   $ 15,879,572    $ 10,791,385
Accounts payable ...............................................      5,178,849       3,523,504
Accrued expenses ...............................................      2,576,427       1,928,989
Notes payable - current portion ................................      1,554,043       1,553,990
                                                                   ------------    ------------
Total current liabilities ......................................     25,188,891      17,797,868

Long-term notes ................................................      2,047,294       3,369,813

Commitments and contingencies

                                             PART I
                               MEM COMPANY, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                      SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (UNAUDITED)
                                          (continued)
                                                                      9/30/96        12/31/95
                                                                   ------------    ------------
STOCKHOLDERS' EQUITY
Common stock,  $.05 par value; 6,000,000 shares authorized,
        3,000,000 shares issued ................................        150,000         150,000
Additional paid-in capital .....................................      3,090,110       3,090,110
Retained earnings ..............................................     21,850,673      26,460,779
Less:  Common stock in treasury, at cost .......................     (4,488,680)     (4,597,430)
         Cumulative translation adjustment .....................       (433,109)       (446,797)
                                                                   ------------    ------------
Total stockholders' equity .....................................     20,168,994      24,656,662
                                                                   ------------    ------------
Total liabilities and stockholders' equity .....................   $ 47,405,179    $ 45,824,343
                                                                   ============    ============

                                  MEM COMPANY, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                              (UNAUDITED)


                                            1996            1996             1995          1995
                                          QUARTER       YEAR TO DATE       QUARTER      YEAR TO DATE
                                       ------------    ------------    ------------    ------------
Net sales ..........................   $ 13,396,336    $ 22,577,167    $ 16,699,114    $ 27,684,336

Costs and expenses:
Cost of sales ......................      8,182,743      13,846,143       8,894,995      15,097,363
Selling and shipping expense .......      3,969,150       8,178,273       5,407,422      10,215,308
General and administrative expense .      1,224,904       3,904,142       1,323,450       3,764,704
                                       ------------    ------------    ------------    ------------
       Total costs and expenses ....     13,376,797      25,928,558      15,625,867      29,077,375
                                       ------------    ------------    ------------    ------------
                                             19,539      (3,351,391)      1,073,247      (1,393,039)


Other income (expense):
Royalties, interest and other income        107,492         239,572          77,013         254,183
Amortization of intangibles ........       (119,382)       (358,143)       (119,394)       (358,083)
Merger expenses ....................       (419,178)       (707,454)           --              --
Proceeds from settlement of lawsuit         691,669         691,669            --              --
Interest expense ...................       (433,826)     (1,018,872)       (440,244)     (1,028,138)
Financing expense ..................        (30,026)       (105,487)        (36,586)       (116,881)
                                       ------------    ------------    ------------    ------------
Net profit (loss) ..................   $   (183,712)   $ (4,610,106)   $    554,036    $ (2,641,958)
                                       ============    ============    ============    ============

Net profit (loss) per share ........   $       (.07)   $      (1.78)   $        .22    $      (1.02)
                                       ============    ============    ============    ============

Average shares outstanding .........      2,594,059       2,587,534       2,580,184       2,580,184


Net income (loss) per share was determined by dividing net income (loss) by the average number of shares outstanding during the respective period.

                                MEM COMPANY, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                            (UNAUDITED)


                                                           1996            1995
                                                      ------------    ------------
Cash Flows from Operating Activities:
Net income (loss) .................................   $ (4,610,106)   $ (2,641,958)
Depreciation and amortization .....................      1,304,785       1,268,186
Provision for losses on accounts receivable .......        225,398         163,589
(Increase) decrease in accounts receivable ........        193,760      (2,649,881)
(Increase) decrease in inventory ..................     (3,418,488)     (5,208,810)
(Increase) decrease in other current assets .......       (153,747)        118,870
(Increase) decrease in other assets ...............        131,415         (13,854)
Increase (decrease) in accounts payable ...........      1,652,764         473,229
Increase (decrease) in accrued expenses ...........        646,790       1,742,695
                                                      ------------    ------------

Net cash provided by (used in) operating activities     (4,027,429)     (6,747,934)


Cash Flows from Investing Activities:
Additions to plant and equipment ..................       (324,488)       (783,343)
                                                      ------------    ------------

Net cash (used in) investing activities ...........       (324,488)       (783,343)


Cash Flows from Financing Activities:
Short-term borrowings .............................     11,495,718      14,238,231
(Repayments of) short-term borrowings .............     (6,416,264)     (6,316,076)
Sale of treasury stock on exercise of stock options        108,750            --
(Payments of) long-term notes .....................     (1,323,339)     (1,311,868)
                                                      ------------    ------------

Net cash (used in) provided by financing activities      3,864,865       6,610,287


Effect of exchange rate changes on cash ...........         (1,785)         25,340
                                                      ------------    ------------

Net (decrease) in cash ............................       (488,837)       (895,650)


Cash at the beginning of the year .................        957,562       1,128,897
                                                      ------------    ------------

Cash at the end of the period .....................   $    468,725    $    233,247
                                                      ============    ============

                       MEM COMPANY, INC. AND SUBSIDIARIES
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (Unaudited)


Note A  -  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the MEM Company, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Nine Months Ended September 30, 1996 and 1995

         Net sales for the first nine months were 18% lower than in 1995. The major portion of the decline resulted from reduced shipments of men's fragrances, principally British Sterling and Timberline, lower sales of Tinkerbell products in the United States, principally due to lower volume with a major customer, and to a lesser extent, reduced sales of Love's and Heaven Sent women's products. Based on the relatively modest performance by retailers for the 1995 Christmas season, the Company has provided for 1996 estimated returns at a higher level than in 1995. Tinkerbell net sales in the United Kingdom were the same as in 1995. Canadian business continued to be very weak, with lower gross sales and higher returns than in the first nine months of 1995. Modest sales price increases on some products were effective at the beginning of 1996, but did not have a significant impact on revenues. The effects of inflation and exchange rate fluctuations were not material.

         Cost of sales increased in relation to sales in 1996 compared to 1995. In 1996, the Company has increased its efforts to decrease the level of investment in inventories and to reduce the number of items in the various product lines. Accordingly, the gross profit percentage was reduced in 1996 by a higher level of sales of merchandise at prices lower than normal sales prices and by higher provisions for net realizable value adjustments. In addition, the higher level of provisions for future returns adversely impacted the gross profit margins.

         Selling and shipping expense decreased slightly in relation to sales in 1996. Marketing expenses declined from 20% of sales in 1995 to 17% in 1996 based on anticipated levels of advertising committed for this holiday season. The decline in marketing expenses was mostly offset by higher levels of selling expense in relation to sales due to the relatively fixed nature of the Company's selling expenses. General and administrative expense increased by $139,000, primarily due to a higher provision for doubtful accounts, higher expenses for management information systems and increases in compensation expenses.

         Merger expenses of $707,000 through September 30, 1996, were mostly professional fees incurred in connection with the work of the Special Committee of the Board of Directors and their advisors. In September, 1996 the Company received $692,000 as the result of a final judgement entered by the Supreme Court of the State of New York in an action brought by the Company against the owners of the Heaven Sent trademark. The court held that the defendant failed to protect the Company's United States trademark license by refusing to participate in efforts to stop the gray-market import of goods into the United States. Interest and financing expense was at the same level as in 1995. Interest on slightly higher average loans outstanding was offset by lower rates paid during the period. The Company has significant tax loss carryforwards available to offset future taxable income.

Quarter Ended September 30, 1996 and 1995

         Net sales in the third quarter declined 20% from the year earlier period as a result of lower shipments and also from higher provisions for estimated returns based on 1996 shipments. Increased shipments of English Leather products were offset by declines in shipments of the Company's other major brands. Tinkerbell sales in the United Kingdom were ahead of the same quarter last year, and Canadian business continued weak. Cost of sales increased in relation to sales from 53% in 1995 to 61% in 1996. The reasons for the change are substantially the same as those mentioned in the nine months discussion. Marketing expenses declined from 21% of sales in 1995 to 17% in 1996. This decline was partially offset by higher levels of shipping and distribution expenses in relation to sales in the quarter. General and administrative expense declined $99,000 in the quarter compared to 1995, mostly from a reduction in professional fees and management information systems expenses. The reasons for changes in other income (expense) are substantially the same as discussed previously.

Liquidity and Capital Resources

         The Company's business is highly seasonal. In the first nine months of the year, cash is required to buy and manufacture inventories. The peak shipping months are from August through November and funds are required to finance accounts receivable from shipment date to December and January, when the Company receives significant cash collections. To finance these needs, the Company uses its working capital, which was $11,971,000 at the end of 1995 and a revolving credit agreement with financial institutions. This agreement was amended May 1, 1996 and now provides for total borrowings (including the outstanding term loan) of $20,000,000 which may be increased to $22,000,000 during peak seasonal periods if the excess is supported by eligible collateral. At September 30, 1996, the term loan outstanding was $2,323,000 and $14,893,000 was outstanding under working capital loans.

         In the first half of the year, the Company collects accounts receivable from the previous Holiday season. Initial positive cash flow is used to repay short-term borrowings and then short-term borrowings are utilized to acquire inventory for goods to be shipped for the upcoming Holiday season. In the first nine months of 1996, less funds were required to finance receivables due to the lower level of sales, and the increase in inventories in 1996 is significantly less than in 1995 due to lower purchases and the effects of the programs to lower the investment in inventories. The increase in payables and accrued expenses reflects the timing of payments and was about the same in both years. The lower amount of new short term borrowings incurred relates to the lower amount of purchases and inventory levels and higher amounts of accounts payable compared to a year ago.

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

         The Company entered into a merger agreement dated as of August 6, 1996 (the "Merger Agreement") with Renaissance Cosmetics, Inc. ("RCI") and Renaissance Acquisition, Inc. ("RAI"), a wholly-owned subsidiary of RCI, pursuant to which RAI is to merge with and into the Company, with the Company surviving the merger. Upon the effectiveness of the merger, all outstanding shares of the Company's common stock will be converted into the right to receive $7.50 per share in cash (other than such shares held by RAI, RCI or any other subsidiaries, or in the treasury of the Company, all of which will be cancelled, and such shares held by shareholders who perfect their appraisal rights under
Section 623 of the New York Business Corporation Law). As a result of the merger, the Company will become a wholly-owned subsidiary of RCI. The Merger Agreement has been approved by the Board of Directors of each company and by the shareholders of the Company at an October 25, 1996 Special Meeting of Shareholders. Consummation of the merger is subject to, among other things, certain regulatory approvals and financing. There can be no assurance that the merger will be consummated.

                                     Part II
                                MEM Company, Inc.


1.  Legal Proceedings

         On July 31, 1996, Tom Randall ("Randall"), on behalf of himself and all other shareholders of the Company (other than the defendants), filed a purported class action suit in Supreme Court, State of New York, against the Company and four of its current and former directors, Gay A. Mayer, Elizabeth C. Mayer, Bruce J. Klatsky and Paul Hallingby, Jr., seeking equitable relief and unspecified compensatory damages. The suit alleges, among other things, that the consideration proposed to be paid to public shareholders of the Company under the terms of the transactions contemplated by the agreement in principle with Renaissance Cosmetics, Inc. ("RCI") announced June 24, 1996 is inadequate and grossly unfair to the public shareholders of the Company and further that the individual defendants, in violation of their fiduciary obligations to maximize shareholder value, have not considered potential purchasers of the Company or its stock in a manner designed to obtain the highest possible price for the Company's public shareholders. Randall seeks, among other things, an order of the Court requiring defendants to seek other buyers of the Company, and in the event that the proposed transactions with RCI are consummated, Randall seeks to recover damages caused by the alleged breach of fiduciary duties owed by the individual defendants to the shareholders of the Company, together with fees and expenses.

         Although the Company and Renaissance believe that the putative class action suit is without merit, because of the expense of continued proceedings and the uncertain outcome of any litigation, the Company has reached an agreement in principle with the named plaintiff to settle the putative class action suit without the admission of liability or wrongdoing by the defendants. The terms of the settlement include some additional disclosure to shareholders through the settlement notice, a payment for plaintiffs' attorneys fees, and the exchange of releases by the parties. The settlement is subject to, among other things, the execution of final settlement documents by the parties and final approval by the court. The amount of the proposed settlement is immaterial.

                                     PART II
                                MEM COMPANY, INC.
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On October 25, 1996, a Special Meeting of Shareholders of the Company was held to consider and vote upon the adoption of an Agreement and Plan of Merger, dated August 6, 1996, by and among Renaissance Cosmetics, Inc., Renaissance Acquisition, Inc. and the Company. At the meeting, the Merger Agreement was approved by the Shareholders as follows:

                  Shares voted in favor of the merger - 2,167,023 Shares voted against the merger - 6,550
                  Shares abstained                    -      8,518

Item 6.           Exhibits and Reports on Form 8-K

Item 6a. Exhibits - None

Item 6b. Reports - None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MEM COMPANY, INC.

                                            BY:  /S/ Michael G. Kazimir, Jr.
                                                     -----------------------
                                                     MICHAEL G. KAZIMIR, JR.
                                                     Executive Vice President
                                                     Duly Authorized Officer &
                                                     Chief Financial Officer

November 14, 1996